Form 10-Q
period 2026-06-30
CONOCOPHILLIPS
filed 2026-08-06
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,201,337,479 shares of common stock, $.01 par value, outstanding at June 30, 2026.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations

The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		EPS	earnings per share
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrel of oil equivalent	G&A	general and administrative
MBD	thousand barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MM	million	LIFO	last-in, first-out
MMBOE	million barrels of oil equivalent	NPNS	normal purchase normal sale
MBOED	thousand barrels of oil equivalent per	PP&E	properties, plants and equipment
	day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units
MMCFD	million cubic feet per day	Miscellaneous
MTPA	million tonnes per annum	EPA	Environmental Protection Agency
		ESG	environmental, social and governance
Industry		EU	European Union
BLM	Bureau of Land Management	FERC	Federal Energy Regulatory Commission
CBM	coalbed methane
E&P	exploration and production	GHG	greenhouse gas
FEED	front-end engineering and design	HSE	health, safety and environment
FID	final investment decision	ICC	International Chamber of Commerce
FPS	floating production system	ICSID	World Bank’s International
FPSO	floating production, storage and		Centre for Settlement of
	offloading		Investment Disputes
G&G	geological and geophysical	IRS	Internal Revenue Service
JOA	joint operating agreement	OTC	over-the-counter
LNG	liquefied natural gas	NYSE	New York Stock Exchange
NGLs	natural gas liquids	SEC	U.S. Securities and Exchange
OPEC	Organization of Petroleum		Commission
	Exporting Countries	TSR	total shareholder return
PSC	production sharing contract	U.K.	United Kingdom
PUDs	proved undeveloped reserves	U.S.	United States of America
SAGD	steam-assisted gravity drainage
WCS	Western Canadian Select
WTI	West Texas Intermediate

1	ConocoPhillips 2026 Q2 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenues and other income
Sales and other operating revenues	$19,161	14,004	34,922	30,521
Equity in earnings of affiliates	239	315	486	707
Gain (loss) on dispositions	14	317	19	396
Other income	108	104	149	217
Total revenues and other income	19,522	14,740	35,576	31,841
Costs and expenses
Purchased commodities	6,712	5,085	12,995	11,273
Production and operating expenses	2,431	2,572	4,707	5,078
Selling, general and administrative expenses	188	250	381	441
Exploration expenses	75	81	184	198
Depreciation, depletion and amortization	2,983	2,838	5,889	5,584
Impairments	2	1	21	2
Taxes other than income taxes	793	572	1,400	1,123
Accretion on discounted liabilities	99	95	196	189
Interest and debt expense	182	232	380	437
Foreign currency transaction (gain) loss	(25)	(3)	(25)	27
Other expenses	—	—	3	6
Total costs and expenses	13,440	11,723	26,131	24,358
Income (loss) before income taxes	6,082	3,017	9,445	7,483
Income tax provision (benefit)	2,151	1,046	3,331	2,663
Net income (loss)	$3,931	1,971	6,114	4,820

Net income (loss) per share of common stock (dollars)
Basic	$3.23	1.56	5.00	3.80
Diluted	3.23	1.56	5.00	3.79
Weighted-average common shares outstanding (in thousands)
Basic	1,213,453	1,257,512	1,218,715	1,265,387
Diluted	1,214,255	1,258,998	1,219,492	1,266,815
See Notes to Consolidated Financial Statements.

ConocoPhillips 2026 Q2 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net income (loss)	$3,931	1,971	6,114	4,820
Other comprehensive income (loss), net of tax:
Defined benefit plans	32	6	16	13
Unrealized holding gain (loss) on securities	(4)	2	(10)	4
Foreign currency translation adjustments	(176)	484	(271)	554
Other comprehensive income (loss), net of tax	(148)	492	(265)	571
Comprehensive income (loss)	$3,783	2,463	5,849	5,391
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2026 Q2 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30 2026	December 31 2025
Assets
Cash and cash equivalents	$6,574	6,497
Short-term investments	1,118	484
Accounts and notes receivable, net	6,957	5,813
Inventories	1,879	1,873
Prepaid expenses and other current assets	2,667	865
Total current assets	19,195	15,532
Investments and long-term receivables	10,345	10,185
Net properties, plants and equipment (net of accumulated DD&A of $95,966 and $90,396, respectively)	91,248	93,239
Other assets	3,473	2,983
Total assets	$124,261	121,939

Liabilities
Accounts payable	$6,764	6,218
Short-term debt	462	1,020
Accrued income and other taxes	2,540	1,835
Employee benefit obligations	593	1,136
Other accruals	2,093	1,763
Total current liabilities	12,452	11,972
Long-term debt	22,828	22,424
Asset retirement obligations and accrued environmental costs	8,404	8,214
Deferred income taxes	12,387	12,237
Employee benefit obligations	933	969
Other liabilities and deferred credits	1,908	1,636
Total liabilities	58,912	57,452

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2026—2,255,963,919 shares; 2025—2,253,518,282 shares)
Par value	23	23
Capital in excess of par	77,832	77,728
Treasury stock (at cost: 2026—1,054,626,440 shares; 2025—1,028,350,186 shares)	(79,251)	(76,217)
Accumulated other comprehensive income (loss)	(6,176)	(5,911)
Retained earnings	72,921	68,864
Total equity	65,349	64,487
Total liabilities and equity	$124,261	121,939
See Notes to Consolidated Financial Statements.

ConocoPhillips 2026 Q2 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended June 30
	2026	2025
Cash flows from operating activities
Net income (loss)	$6,114	4,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	5,889	5,584
Impairments	21	2
Dry hole costs and leasehold impairments	56	85
Accretion on discounted liabilities	196	189
Deferred taxes	149	78
Distributions more (less) than income from equity affiliates	110	(112)
(Gain) loss on dispositions	(19)	(396)
Other	47	(62)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(1,085)	973
Decrease (increase) in inventories	(19)	(84)
Decrease (increase) in prepaid expenses and other current assets	(288)	(229)
Increase (decrease) in accounts payable	331	(27)
Increase (decrease) in taxes and other accruals	227	(1,221)
Net cash provided by operating activities	11,729	9,600
Cash flows from investing activities
Capital expenditures and investments	(5,972)	(6,664)
Working capital changes associated with investing activities	154	551
Proceeds from asset dispositions	190	1,341
Net sales (purchases) of investments	(652)	(8)
Other	(39)	(27)
Net cash used in investing activities	(6,319)	(4,807)
Cash flows from financing activities
Repayment of debt	(175)	(806)
Issuance of company common stock	(39)	(55)
Repurchase of company common stock	(3,006)	(2,722)
Dividends paid	(2,057)	(1,982)
Other	(79)	(55)
Net cash used in financing activities	(5,356)	(5,620)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	148
Net change in cash, cash equivalents and restricted cash	49	(679)
Cash, cash equivalents and restricted cash at beginning of period	6,916	5,905
Cash, cash equivalents and restricted cash at end of period	$6,965	5,226
Restricted cash of $65 million is included in the "Prepaid expenses and other current assets" line of our Consolidated Balance Sheet at December 31, 2025.
Restricted cash of $391 million and $354 million is included in the "Other assets" line of our Consolidated Balance Sheet at June 30, 2026, and December 31, 2025, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
Note 2—Inventories

	Millions of Dollars
	June 30 2026	December 31 2025
Crude oil and products	$1,021	1,000
Materials and supplies	858	873
Total inventories	$1,879	1,873

Inventories valued on the LIFO basis	$594	609
Note 3—Acquisitions and Dispositions
Assets Held for Sale
In the second quarter of 2026, we entered into agreements to sell our interests in certain noncore assets in the Lower 48 segment for approximately $1.7 billion, subject to customary closing adjustments. The transactions met held for sale criteria in the second quarter of 2026. The associated disposal group that met these criteria had a net carrying value of approximately $1.5 billion, comprised primarily of PP&E and as of June 30, 2026, is included in "Prepaid expenses and other current assets" on our consolidated balance sheet. These transactions closed in the third quarter of 2026.

Planned Acquisitions
In July 2026, we entered into an agreement with a wholly owned subsidiary of BP p.l.c. (bp) to acquire a 42 percent direct equity holding in a non-operated joint venture, supporting the ongoing redevelopment of four large-scale, currently producing oil fields in the Kirkuk area of northern Iraq. This transaction is expected to close by the end of 2026, subject to regulatory approvals and other customary closing conditions, with an effective date of July 1, 2026. The purchase price is $0.4 billion, before closing adjustments, and includes deferred payments of $0.2 billion payable no later than three years from the date of close. The closing adjustments will include reimbursement of our proportionate share of bp's project costs incurred from the effective date of the agreement through close.

Note 4—Suspended Wells and Exploration Expenses
The capitalized cost of suspended wells at June 30, 2026 was $347 million, an increase of $104 million from December 31, 2025. The increase was primarily due to multiple wells drilled in Alaska.

ConocoPhillips 2026 Q2 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
Note 5—Debt
Our debt balance at June 30, 2026, was $23.3 billion, compared with $23.4 billion at December 31, 2025.

In the first quarter of 2026, the company retired $67 million principal amount of our 6.875% Notes at maturity.
At June 30, 2026, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding, with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance them on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Municipal Bonds Remarketing
On July 1, 2026, we completed a $600 million remarketing of sub-series 2017D bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds Series 2017. The bonds are subject to an interest rate of 3.0% and a mandatory tender date of July 2, 2029.

Subsequent to the mandatory tender date, we will also have the right to remarket these bonds at any time up to the 2037 maturity date. At June 30, 2026, these bonds were included in the “Long-term debt” line on our consolidated balance sheet.
Note 6—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At June 30, 2026, the outstanding balance of APLNG's debt was $3.1 billion. The last principal and interest payment on the debt is due in September 2032. See Note 7.
At June 30, 2026, the carrying value of our equity method investment in APLNG was approximately $4.8 billion.
Port Arthur LNG (PALNG)
We hold a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility.

At June 30, 2026, the carrying value of our equity method investment in PALNG was approximately $1.7 billion.
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

At June 30, 2026, the carrying value of our equity method investments in Qatar was approximately $1.9 billion. See Note 7.
Note 7—Guarantees
At June 30, 2026, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
We have multiple outstanding guarantees in connection with our 47.5 percent ownership interest in APLNG. These guarantees have remaining terms of seven to 19 years, and the maximum potential future payments related to these guarantees are approximately $1,650 million. At June 30, 2026, the carrying value of these guarantees was approximately $49 million.

7	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At June 30, 2026, the carrying value of these guarantees was approximately $14 million.

Equatorial Guinea Guarantees
We have guaranteed payment obligations as a shareholder in both Equatorial Guinea LNG Operations, S.A., a fully owned subsidiary of Equatorial Guinea LNG Holdings Limited, and Alba Plant LLC with regard to certain agreements to process third-party gas. These guarantees have approximately two years remaining, and the maximum potential future payments related to these guarantees are approximately $116 million. At June 30, 2026, the carrying value of these guarantees was approximately $4 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $560 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities or as a result of nonperformance of contractual terms by guaranteed parties. At June 30, 2026, there was no liability recognized for these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at June 30, 2026, was approximately $30 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 8 for additional information about environmental liabilities.
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

ConocoPhillips 2026 Q2 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
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
For remediation activities in the U.S. and Canada, our consolidated balance sheet included total accrued environmental costs of $306 million at June 30, 2026, compared with $220 million at December 31, 2025. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2026, we had performance obligations secured by letters of credit of $295 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, the government of Venezuela expropriated ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures, as well as the offshore Corocoro development project. In response, ConocoPhillips initiated international arbitration proceedings before the ICSID. In March 2019, an ICSID tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion (later reduced to $8.5 billion) plus interest for the unlawful expropriation of the projects. On January 22, 2025, an ICSID annulment committee dismissed Venezuela’s application to annul the tribunal’s decision and upheld the $8.5 billion award plus interest in full. Separate arbitrations before the ICC resulted in additional awards against Petróleos de Venezuela, S.A. and three of its affiliates, including an award for

9	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
approximately $2 billion, plus interest, for the Petrozuata and Hamaca projects and a $33 million award for the Corocoro project, plus interest. Cumulatively, as of June 30, 2026, the company has received approximately $795 million in connection with the first ICC award. Collection actions for all three awards are ongoing. ConocoPhillips has ensured that all actions related to these arbitration awards meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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
In October 2020, the Bureau of Safety and Environmental Enforcement (BSEE) ordered the prior owners of Outer Continental Shelf (OCS) Lease P-0166, including ConocoPhillips, to decommission the lease facilities, including two offshore platforms located near Carpinteria, California. This order was sent after the current owner of OCS Lease P-0166 relinquished the lease and abandoned the lease platforms and facilities. BSEE’s order to ConocoPhillips is premised on its connection to Phillips Petroleum Company, a legacy company of ConocoPhillips, which held a historical 25 percent interest in this lease and operated these facilities but sold its interest approximately 30 years ago. On June 9, 2026, the Interior Board of Land Appeals issued an order upholding BSEE's order. ConocoPhillips intends to appeal the decision while it continues to evaluate its exposure in this matter.

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
Commodity derivative instruments are held at fair value on our consolidated balance sheet. Where these balances have the right of setoff, they are presented on a net basis. Related cash flows are recorded as operating activities on our consolidated statement of cash flows. On our consolidated income statement, gains and losses are recognized either on a gross basis if directly related to our physical business or on a net basis if held for trading. Gains and losses related to contracts that meet and are designated with the NPNS exception are recognized upon settlement. We generally apply this exception to eligible crude contracts and certain gas contracts. We do not apply hedge accounting for our commodity derivatives.

ConocoPhillips 2026 Q2 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	June 30 2026	December 31 2025
Assets
Prepaid expenses and other current assets	$1,095	491
Other assets	207	113
Liabilities
Other accruals	1,045	438
Other liabilities and deferred credits	188	100
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Sales and other operating revenues	$99	25	258	84
Other income	(4)	1	(9)	(3)
Purchased commodities	(88)	(7)	(157)	(46)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	June 30 2026	December 31 2025
Commodity
Natural gas and power (BCF equivalent)
Fixed price	(43)	(15)
Basis	(23)	(17)
Interest Rate Derivative Instruments
Our equity method investee, PALNG, has certain interest rate swaps that are measured at fair value. The gains (losses) from these swaps included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Equity in earnings of affiliates	$37	18	28	33

11	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following investments are carried on our consolidated balance sheet at cost plus accrued interest, and the table reflects remaining maturities at June 30, 2026, and December 31, 2025:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments
	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Cash	$504	543
Demand deposits	3,946	3,781
Time deposits
1 to 90 days	1,894	975	655	6
91 to 180 days			4	17
Within one year			4	8
U.S. government obligations
1 to 90 days	230	1,198	—	—
	$6,574	6,497	663	31
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at June 30, 2026, and December 31, 2025:

	Millions of Dollars
	Carrying Amount
	Short-term investments		Investments and long-term receivables
	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Major Security Type
Corporate bonds	$354	308	688	651
Commercial paper	54	72
U.S. government obligations	32	46	226	224
U.S. government agency obligations	—	—	1	1
Foreign government obligations	5	9	9	9
Asset-backed securities	10	18	234	263
	$455	453	1,158	1,148
Cash and cash equivalents and short-term investments have remaining maturities within one year. Investments and long-term receivables have remaining maturities that vary from greater than one year through 12 years.

ConocoPhillips 2026 Q2 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Major Security Type
Corporate bonds	$1,044	953	1,042	959
Commercial paper	54	72	54	72
U.S. government obligations	260	268	258	270
U.S. government agency obligations	1	1	1	1
Foreign government obligations	14	18	14	18
Asset-backed securities	244	280	244	281
	$1,617	1,592	1,613	1,601
No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.

For the three- and six-month periods ended June 30, 2026, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $269 million and $478 million, respectively. For the three- and six-month periods ended June 30, 2025, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $300 million and $511 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.
Credit Risk
Financial instruments subject to concentrations of credit risk primarily include cash equivalents, short‑ and long‑term investments in high‑quality debt securities, OTC derivative contracts and trade receivables. Cash and investments are diversified across high‑quality commercial paper, government money market funds, U.S. government and agency obligations, high-quality corporate bonds and asset‑backed securities, foreign government obligations and deposits with major financial institutions. Credit risk from OTC derivatives is managed through counterparty credit limits, margining and collateral requirements, while exchange‑cleared derivatives carry minimal risk but expose us to broker receivables related to margin postings. Trade receivables are broadly diversified geographically, generally have short payment terms and are actively monitored with collateral and netting arrangements used where appropriate.

Certain of our derivative contracts require us to post collateral if exposure exceeds fixed or credit‑rating‑dependent thresholds, which generally decrease with lower ratings and fall to zero below investment grade, with cash as the primary form of collateral and letters of credit permitted in some cases. The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at June 30, 2026, and December 31, 2025 was $78 million and $73 million, respectively. For these instruments, no collateral was posted at June 30, 2026, or December 31, 2025. If our credit rating had been downgraded below investment grade at June 30, 2026, we would have been required to post $39 million of additional collateral, either in cash or through letters of credit.

13	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 10—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the six-month period ended June 30, 2026, or during the year ended December 31, 2025.
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
•Level 3 liabilities include the fair value of future quarterly contingent payments associated with the Surmont acquisition. In October 2023, we completed our acquisition of the remaining 50 percent working interest in Surmont, an asset in our Canada segment, from TotalEnergies EP Canada Ltd. The consideration for the acquisition included a contingent consideration arrangement requiring payment of up to $0.4 billion CAD over a five-year term. The contingent payments represented $2 million for every dollar that WCS pricing exceeded $52 per barrel during the month, subject to certain production targets being achieved. The amount we could pay under this arrangement was up to $0.3 billion USD at closing. The fair value of the liability under the agreement was nil at December 31, 2025. During the six-month period ended June 30, 2026, we made a final payment of $81 million USD under the contingent consideration arrangement, bringing cumulative payments since the acquisition date to $0.3 billion USD. Payments are included in the "Other" line within the financing activities section of our consolidated statement of cash flows.

ConocoPhillips 2026 Q2 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$258	1,355	—	1,613	270	1,331	—	1,601
Commodity derivatives	901	332	69	1,302	306	230	68	604
Total assets	$1,159	1,687	69	2,915	576	1,561	68	2,205

Liabilities
Commodity derivatives	963	137	133	1,233	354	124	60	538
Total liabilities	$963	137	133	1,233	354	124	60	538

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
June 30, 2026
Assets	$1,302	43	1,259	974	285	1	284
Liabilities	1,233	13	1,220	974	246	63	183

December 31, 2025
Assets	$604	2	602	361	241	6	235
Liabilities	538	1	537	361	176	53	123
At June 30, 2026, and December 31, 2025, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

15	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Financial assets
Commodity derivatives	$327	237	327	237
Investments in debt securities	1,613	1,601	1,613	1,601
Financial liabilities
Total debt, excluding finance leases	22,553	22,643	22,332	22,698
Commodity derivatives	196	124	196	124
Note 11—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2025	$(335)	8	(5,602)	18	(5,911)
Other comprehensive income (loss)	16	(10)	(271)	—	(265)
June 30, 2026	$(319)	(2)	(5,873)	18	(6,176)

ConocoPhillips 2026 Q2 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2026
Balances at March 31, 2026	$23	77,761	(77,231)	(6,028)	70,016	64,541
Net income (loss)					3,931	3,931
Other comprehensive income (loss)				(148)		(148)
Dividend declared ($0.84 per common share)					(1,025)	(1,025)
Repurchase of company common stock			(2,000)			(2,000)
Excise tax on share repurchases			(20)			(20)
Distributed under benefit plans		71				71
Other					(1)	(1)
Balances at June 30, 2026	$23	77,832	(79,251)	(6,176)	72,921	65,349

For the six months ended June 30, 2026
Balances at December 31, 2025	$23	77,728	(76,217)	(5,911)	68,864	64,487
Net income (loss)					6,114	6,114
Other comprehensive income (loss)				(265)		(265)
Dividends declared ($1.68 per common share)					(2,057)	(2,057)
Repurchase of company common stock			(3,006)			(3,006)
Excise tax on share repurchases			(27)			(27)
Distributed under benefit plans		104				104
Other			(1)			(1)
Balances at June 30, 2026	$23	77,832	(79,251)	(6,176)	72,921	65,349

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2025
Balances at March 31, 2025	$23	77,554	(72,666)	(6,394)	66,721	65,238
Net income (loss)					1,971	1,971
Other comprehensive income (loss)				492		492
Dividend declared ($0.78 per common share)					(984)	(984)
Repurchase of company common stock			(1,222)			(1,222)
Excise tax on share repurchases			(12)			(12)
Distributed under benefit plans		89				89
Other			1		(1)	—
Balances at June 30, 2025	$23	77,643	(73,899)	(5,902)	67,707	65,572

For the six months ended June 30, 2025
Balances at December 31, 2024	$23	77,529	(71,152)	(6,473)	64,869	64,796
Net income (loss)					4,820	4,820
Other comprehensive income (loss)				571		571
Dividends declared ($1.56 per common share)					(1,982)	(1,982)
Repurchase of company common stock			(2,722)			(2,722)
Excise tax on share repurchases			(25)			(25)
Distributed under benefit plans		114				114
Balances at June 30, 2025	$23	77,643	(73,899)	(5,902)	67,707	65,572

17	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Cash Flow Information

	Millions of Dollars
	Six Months Ended June 30
	2026	2025
Cash payments

Interest	$363	325

Income taxes*	$2,335	3,198
*2026 includes $119 million related to purchased income tax credits.

Net Sales (Purchases) of Investments
Short-term investments purchased	$(671)	(461)
Short-term investments sold	306	794
Long-term investments purchased	(459)	(459)
Long-term investments sold	172	118
Total sales (purchases) of investments	$(652)	(8)
For additional information on cash and non-cash changes to our consolidated balance sheet, see Note 3 regarding assets held for sale during the period.

Note 14—Related Party Transactions
The following tables summarize the related party balances and activities which are primarily with equity affiliates:

	Millions of Dollars
	June 30 2026	December 31 2025
Balance Sheet
Accounts and notes receivable	$75	79
Accounts payable	56	64

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Income Statement
Operating revenues and other income	$11	25	23	49
Purchased commodities	(2)	—	(5)	2
Production and operating expenses and selling, general and administrative expenses	58	73	102	158

ConocoPhillips 2026 Q2 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2026		2025		2026	2025
	U.S.	Int'l.	U.S.	Int'l.
Components of net periodic benefit cost
Three months ended June 30
Service cost	$11	8	14	8	1	1
Interest cost	19	35	23	31	2	2
Expected return on plan assets	(18)	(53)	(19)	(44)
Amortization of prior service cost (credit)	—	2	—	1	(1)	(6)
Recognized net actuarial loss (gain)	2	9	2	12	—	—
Settlements	5	—	—	—	—	—
Net periodic benefit cost	$19	1	20	8	2	(3)

Six Months Ended June 30
Service cost	$22	16	29	16	1	1
Interest cost	40	69	46	62	3	4
Expected return on plan assets	(38)	(106)	(38)	(89)
Amortization of prior service cost (credit)	—	2	—	1	(2)	(12)
Recognized net actuarial loss (gain)	4	18	5	23	—	—
Settlements	14	—	—	1	—	—
Net periodic benefit cost	$42	(1)	42	14	2	(7)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
We recognized a proportionate share of prior actuarial losses from other comprehensive income as pension settlement expense of $5 million and $14 million for the three- and six-month periods ended June 30, 2026, respectively. In conjunction with the recognition of pension settlement expense, the fair market value of the pension plan assets was updated, and the pension benefit obligations of the U.S. qualified pension plan and the U.S. non-qualified supplemental retirement plan were remeasured at June 30, 2026. At the measurement date, the net pension liability decreased by $24 million, primarily due to an increase in the discount rate resulting in a corresponding increase to other comprehensive income.
Severance Accrual
The following table summarizes our severance accrual activity for the six-month period ended June 30, 2026:

Millions of Dollars
Balance at December 31, 2025	$378
Accruals	31
Benefit payments	(279)
Foreign currency translation adjustment	(3)
Balance at June 30, 2026*	$127
*Of the balance at June 30, 2026, $71 million is classified as short-term.

19	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenue from contracts with customers	$18,088	12,621	31,588	27,100
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,008	1,445	3,147	3,415
Financial derivative contracts	65	(62)	187	6
Consolidated sales and other operating revenues	$19,161	14,004	34,922	30,521

We apply the practical expedient allowed in ASC Topic 606, “Revenue from Contracts with Customers,” and do not disclose the aggregate amount of the transaction price allocated to performance obligations or when we expect to recognize revenues that are unsatisfied as of the end of the reporting period.

Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices, which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. Further disaggregation of revenues is provided in Note 18—Segment Disclosures and Related Information.
Receivables from Contracts with Customers
At June 30, 2026, and December 31, 2025, the “Accounts and notes receivable, net” line on our consolidated balance sheet, presented net of allowances of $4 million for each period, included trade receivables of $5,792 million compared with $4,416 million at December 31, 2025, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical natural gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with natural gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.

ConocoPhillips 2026 Q2 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Note 17—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Basic earnings per share

Net income (loss)	$3,931	1,971	6,114	4,820
Less: Dividends and undistributed earnings
allocated to participating securities	13	7	19	17
Net income (loss) available to common shareholders	$3,918	1,964	6,095	4,803
Weighted-average common shares outstanding (in millions)	1,213	1,258	1,219	1,265
Net income (loss) per share of common stock	$3.23	1.56	5.00	3.80

Diluted earnings per share

Net income (loss) available to common shareholders	$3,918	1,964	6,095	4,803
Weighted-average common shares outstanding (in millions)	1,213	1,258	1,219	1,265
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	1	1	0	2
Weighted-average diluted shares outstanding (in millions)	1,214	1,259	1,219	1,267
Net income (loss) per share of common stock	$3.23	1.56	5.00	3.79
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

Intersegment sales are at prices that approximate market.

21	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

Three Months Ended June 30, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues#	$1,873	13,031	1,925	2,276	674	19,779	15	19,794
Intersegment eliminations	—	(3)	(621)	—	—	(624)	(9)	(633)
Consolidated sales and other operating revenues	1,873	13,028	1,304	2,276	674	19,155	6	19,161

Significant segment expenses*
Production and operating expenses	522	1,276	290	270	87	2,445	(14)	2,431
DD&A	346	2,147	133	241	107	2,974	9	2,983
Income tax provision (benefit)	159	722	104	1,033	110	2,128	23	2,151
Total	1,027	4,145	527	1,544	304	7,547	18	7,565

Other segment items
Equity in earnings of affiliates	—	—	—	(45)	(167)	(212)	(27)	(239)
Interest income	—	—	—	—	—	—	(80)	(80)
Interest and debt expense	—	—	—	—	—	—	182	182
Other**	324	6,299	457	431	148	7,659	143	7,802
Total	324	6,299	457	386	(19)	7,447	218	7,665

Net income (loss)	$522	2,584	320	346	389	4,161	(230)	3,931
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $0.5 billion, $0.1 billion and $0.4 billion, respectively.

*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48 and Corporate
Other income and Other expenses: Alaska, L48, EMENA and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: L48, Canada, EMENA, AP and Corporate
Exploration expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: L48
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other Segment Disclosures

Three Months Ended June 30, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$3	1	—	2,471	4,809	7,284	1,696	8,980
Total assets	21,617	61,966	9,757	10,797	8,230	112,367	11,894	124,261
Capital expenditures and investments	912	1,640	89	252	91	2,984	40	3,024

ConocoPhillips 2026 Q2 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents

Three Months Ended June 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues#	$1,315	9,966	1,334	1,400	471	14,486	14	14,500
Intersegment eliminations	—	(3)	(486)	—	—	(489)	(7)	(496)
Consolidated sales and other operating revenues	1,315	9,963	848	1,400	471	13,997	7	14,004

Significant segment expenses*
Production and operating expenses	546	1,474	216	232	85	2,553	19	2,572
DD&A	361	2,003	143	198	118	2,823	15	2,838
Income tax provision (benefit)	47	382	50	593	67	1,139	(93)	1,046
Total	954	3,859	409	1,023	270	6,515	(59)	6,456

Other segment items
Equity in earnings of affiliates	—	(4)	—	(115)	(185)	(304)	(11)	(315)
Interest income	—	—	—	—	(2)	(2)	(65)	(67)
Interest and debt expense	—	—	—	—	—	—	232	232
Other**	226	4,709	290	255	58	5,538	189	5,727
Total	226	4,705	290	140	(129)	5,232	345	5,577

Net income (loss)	$135	1,399	149	237	330	2,250	(279)	1,971
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $1.2 billion, $0.2 billion and $0.1 billion, respectively.

*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions and Impairments: L48
Other income: L48, EMENA and Corporate
Purchased commodities and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expense, Exploration expenses and Taxes other than income taxes: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: L48, EMENA and Corporate

Other Segment Disclosures

Three Months Ended June 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$4	126	—	2,084	5,172	7,386	1,612	8,998
Total assets	19,374	65,087	10,029	10,128	8,515	113,133	9,466	122,599
Capital expenditures and investments	986	1,704	144	356	64	3,254	32	3,286

23	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents

Six Months Ended June 30, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues#	$3,396	24,117	3,598	3,903	1,175	36,189	37	36,226
Intersegment eliminations	—	(9)	(1,277)	—	—	(1,286)	(18)	(1,304)
Consolidated sales and other operating revenues	3,396	24,108	2,321	3,903	1,175	34,903	19	34,922

Significant segment expenses*
Production and operating expenses	997	2,529	479	527	167	4,699	8	4,707
DD&A	698	4,198	285	480	210	5,871	18	5,889
Income tax provision (benefit)	251	1,117	131	1,758	170	3,427	(96)	3,331
Total	1,946	7,844	895	2,765	547	13,997	(70)	13,927

Other segment items
Equity in earnings of affiliates	—	—	—	(140)	(331)	(471)	(15)	(486)
Interest income	—	—	—	—	—	—	(189)	(189)
Interest and debt expense	—	—	—	—	—	—	380	380
Other**	634	12,277	1,021	667	275	14,874	302	15,176
Total	634	12,277	1,021	527	(56)	14,403	478	14,881

Net income (loss)	$816	3,987	405	611	684	6,503	(389)	6,114
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $2.1 billion, $0.4 billion and $0.6 billion, respectively.

*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48 and Corporate
Other income: Alaska, L48, Canada, EMENA and Corporate
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
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate

Other Segment Disclosures

Six Months Ended June 30, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$3	1	—	2,471	4,809	7,284	1,696	8,980
Total assets	21,617	61,966	9,757	10,797	8,230	112,367	11,894	124,261
Capital expenditures and investments	1,861	3,145	210	514	173	5,903	69	5,972

ConocoPhillips 2026 Q2 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents

Six Months Ended June 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues#	$2,925	21,514	2,866	3,340	895	31,540	32	31,572
Intersegment eliminations	—	(3)	(1,033)	—	—	(1,036)	(15)	(1,051)
Consolidated sales and other operating revenues	2,925	21,511	1,833	3,340	895	30,504	17	30,521

Significant segment expenses*
Production and operating expenses	1,052	2,965	417	456	150	5,040	38	5,078
DD&A	716	3,907	274	417	237	5,551	33	5,584
Income tax provision (benefit)	186	830	131	1,515	131	2,793	(130)	2,663
Total	1,954	7,702	822	2,388	518	13,384	(59)	13,325

Other segment items
Equity in earnings of affiliates	—	(8)	—	(288)	(391)	(687)	(20)	(707)
Interest income	—	—	—	—	(4)	(4)	(139)	(143)
Interest and debt expense	—	—	—	—	—	—	437	437
Other**	509	10,628	606	584	131	12,458	331	12,789
Total	509	10,620	606	296	(264)	11,767	609	12,376

Net income (Loss)	$462	3,189	405	656	641	5,353	(533)	4,820
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $2.7 billion, $0.4 billion and $0.4 billion, respectively.

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
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: EMENA and Corporate

Other Segment Disclosures

Six Months Ended June 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$4	126	—	2,084	5,172	7,386	1,612	8,998
Total assets	19,374	65,087	10,029	10,128	8,515	113,133	9,466	122,599
Capital expenditures and investments	2,032	3,518	309	630	118	6,607	57	6,664

25	ConocoPhillips 2026 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Consolidated sales and other operating revenues
Crude oil	$14,271	9,528	24,529	20,361
Natural gas	1,149	1,930	3,653	4,762
Natural gas liquids	1,117	938	2,039	1,993
Other*	2,624	1,608	4,701	3,405
Total	$19,161	14,004	34,922	30,521
*Includes bitumen, power and LNG.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenue from physical contracts meeting the definition of a derivative outside the scope of ASC Topic 606
Crude oil	$178	48	288	157
Natural gas	649	1,117	2,350	2,763
Power	181	280	509	495
Total	$1,008	1,445	3,147	3,415

Sales and other operating revenues by geographic location*	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

U.S.	$14,851	11,137	27,367	24,249
International	4,310	2,867	7,555	6,272
Worldwide consolidated	$19,161	14,004	34,922	30,521
*Sales and other operating revenues are attributable to countries based on the location of the selling operation.

ConocoPhillips 2026 Q2 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended June 30, 2026, and June 30, 2025, was 35.4 percent and 34.7 percent, respectively. The change in the effective tax rate for the three-month period ended June 30, 2026, is primarily due to a shift in our mix of income among taxing jurisdictions.

Our effective tax rate for the six-month periods ended June 30, 2026, and June 30, 2025, was 35.3 percent and 35.6 percent, respectively. The change in the effective tax rate for the six-month period ended June 30, 2026, is primarily due to a shift in our mix of income among taxing jurisdictions partly offset by a change to our valuation allowance in the prior year, as described below.

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

Note 20—New Accounting Standards
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

In May 2026, the FASB issued ASU No. 2026-02, “Accounting for Environmental Credit Programs” to provide recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or will have a regulatory compliance obligation that may be settled with environmental credits (including renewable energy and carbon offset credits). This ASU will be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.

27	ConocoPhillips 2026 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
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
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss). Throughout this quarterly report on Form 10-Q, certain totals and percentages may differ from the precise sum of the underlying components due to rounding.
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 15 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at June 30, 2026, we employed approximately 9,600 people worldwide and had total assets of $124 billion.

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

Geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, have increased volatility in global energy markets and may elevate risks to regional operations, infrastructure and shipping routes. We have investments in LNG facilities in Qatar, including one producing asset and two projects under construction. Our investments have not been damaged, though production remained constrained through the second quarter of 2026, and there are no indications of impairment. However, further escalation could adversely affect operations, LNG transportation and construction and have broader supply chain impacts. Production from our Qatar investments was approximately four percent of total company production volumes in 2025. The company continues to monitor developments and prioritize the safety of personnel and the integrity of our operations. See Note 6.

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

ConocoPhillips 2026 Q2 10-Q	28

Management’s Discussion and Analysis	Table of Contents
In the third quarter of 2025, we announced a total disposition target of $5 billion by year-end 2026. In the second quarter of 2026, we entered into agreements to sell our interests in certain noncore assets in the Lower 48 segment for approximately $1.7 billion, subject to customary closing adjustments. These transactions closed in the third quarter of 2026. These transactions, coupled with our 2025 dispositions, achieved the $5 billion disposition target. See Note 3.

Operationally, we remain focused on safely executing the business while also progressing key strategic initiatives. During the second quarter of 2026, we entered into certain commercial LNG agreements, expanding our commercial offtake from 10.2 MTPA to 12.2 MTPA.

In June 2026, we and a third-party operator jointly signed an agreement with the Syrian government and Syrian Petroleum Company to increase production from, and further develop, certain gas fields in Syria, from which we do not expect material impacts in 2026.
In July 2026, we entered into an agreement with a wholly owned subsidiary of BP p.l.c. (bp) to acquire a 42 percent direct equity holding in a non-operated joint venture, supporting the ongoing redevelopment of four large-scale, currently producing oil fields in the Kirkuk area of northern Iraq. The cash outflow at close is expected to be $0.3 billion to $0.5 billion, including reimbursement of our proportionate share of bp's project costs incurred from the effective date of the agreement through close. In addition, deferred payments of $0.2 billion will be paid no later than three years from the date of close. This transaction is expected to close by the end of 2026, subject to regulatory approvals and other customary closing conditions, with an effective date of July 1, 2026. See Note 3.

Production was 2,248 MBOED in the second quarter of 2026, a decrease of 143 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, second-quarter 2026 production decreased by 98 MBOED or four percent from the same period a year ago.

Second-quarter 2026 production resulted in $7.4 billion of cash provided by operating activities. We returned $3.0 billion to shareholders, consisting of $2.0 billion through share repurchases and $1.0 billion through our ordinary dividend. We ended the quarter with cash, cash equivalents, restricted cash and short-term investments totaling $8.1 billion and long-term investments in debt securities of $1.2 billion.

Also in the second quarter of 2026, we reinvested $3.0 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment.

In August 2026, we declared a third-quarter ordinary dividend of $0.84 per share.
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

Our earnings and operating cash flows generally correlate with price levels for crude oil and natural gas, which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Brent crude oil and U.S. Henry Hub natural gas:

29	ConocoPhillips 2026 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
The following table presents average prices for the second quarter of 2026 compared to the second quarter of 2025.

	Three Months Ended June 30
Industry Prices	2026	2025	Change
Brent ($ per BBL)	104.52	67.82	54%
WTI ($ per BBL)	92.79	63.74	46%
Henry Hub ($ per MMBTU)	2.90	3.44	(16)%

Average Realized Prices
Crude ($ per BBL)	99.40	64.23	55%
Bitumen ($ per BBL)	61.01	39.43	55%
Gas ($ per MCF)	2.58	4.16	(38)%
Total ($ per BOE)	62.33	45.77	36%

Oil and bitumen prices were higher in the second quarter of 2026 compared with the same period of 2025 as Middle East supply disruptions that began in the first quarter of 2026 persisted through the second quarter.

U.S. Henry Hub prices decreased relative to the first quarter of 2026 due to seasonally softer demand coupled with rising domestic production and above normal inventory levels. Prices decreased relative to the same quarter last year as rising domestic production contributed to a well-supplied market. The risk of volatility in regional markers remains throughout 2026.

Total realized prices were higher in the second quarter of 2026 compared with the same period of 2025 primarily driven by higher industry prices for oil.

ConocoPhillips 2026 Q2 10-Q	30

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
•Reported second-quarter 2026 earnings per share of $3.23;
•Generated cash provided by operating activities of $7.4 billion;
•Distributed $3.0 billion to shareholders, including $2.0 billion through share repurchases and $1.0 billion through the ordinary dividend;
•Declared third-quarter ordinary dividend of $0.84 per share;
•Reaffirmed full-year guidance items;
•Delivered total company and Lower 48 production of 2,248 MBOED and 1,479 MBOED, respectively;
•Signed agreements to sell noncore Lower 48 assets for $1.7 billion, which closed in July, achieving $5 billion disposition target ahead of schedule;
•Signed an agreement to acquire a 42% interest in a joint venture in the Kirkuk area of northern Iraq, accessing long-life, conventional redevelopment opportunities at an attractive entry cost and competitive cost of supply; closing expected by year-end 2026;
•Executed an agreement for re-entry into Syria, leveraging existing infrastructure to restore and increase production at onshore fields;
•Advanced commercial LNG strategy with additional 2 MTPA of offtake agreements, bringing total LNG offtake to 12 MTPA; and
•Ended the quarter with cash, cash equivalents and restricted cash of $7.0 billion, short-term investments of $1.1 billion and long-term investments of $1.2 billion.

Outlook
Production
Third-quarter 2026 production is expected to be 2.29 to 2.32 MMBOED.

All full-year guidance items remain unchanged.

31	ConocoPhillips 2026 Q2 10-Q

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and six-month periods ended June 30, 2026, is based on a comparison with the corresponding period of 2025.
Consolidated Results

Summary Operating Statistics

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Average Net Production
Crude oil (MBD)
Consolidated operations	1,092	1,144	1,096	1,149
Equity affiliates	2	11	6	12
Total crude oil	1,094	1,155	1,102	1,161

Natural gas liquids (MBD)
Consolidated operations	419	418	414	406
Equity affiliates	1	6	4	7
Total natural gas liquids	420	424	418	413

Bitumen (MBD)	115	144	117	144

Natural gas (MMCFD)
Consolidated operations	2,845	2,855	2,834	2,848
Equity affiliates	865	1,150	1,015	1,190
Total natural gas	3,710	4,005	3,848	4,038

Total Production (MBOED)	2,248	2,391	2,278	2,391
Total Production (MMBOE)	205	218	412	433

	Dollars Per Unit
Average Sales Prices
Crude oil (per BBL)
Consolidated operations	$99.47	64.21	86.70	67.92
Equity affiliates	66.95	65.87	68.46	71.15
Total crude oil	99.40	64.23	86.60	67.95

Natural gas liquids (per BBL)
Consolidated operations	24.43	20.51	22.29	22.60
Equity affiliates	45.20	48.93	45.97	50.72
Total natural gas liquids	24.54	20.98	22.51	23.11

Bitumen (per BBL)	61.01	39.43	55.80	42.30

Natural gas (per MCF)
Consolidated operations	1.60	2.99	2.47	3.88
Equity affiliates	5.62	6.91	5.76	7.24
Total natural gas	$2.58	4.16	3.36	4.90

ConocoPhillips 2026 Q2 10-Q	32

Results of Operations	Table of Contents

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$53	57	128	113
Leasehold impairment	18	18	43	36
Dry hole	4	6	13	49
Total exploration expenses	$75	81	184	198

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ended June 30, 2026, our operations were producing in the U.S., Australia, Canada, China, Equatorial Guinea, Libya, Malaysia, Norway and Qatar.
Total production in the second quarter of 2026 was 2,248 MBOED, a decrease of 143 MBOED or six percent from the same period a year ago. Total production in the six-month period ended June 30, 2026, was 2,278 MBOED, a decrease of 113 MBOED or five percent from the same period a year ago. Production decreases were primarily driven by normal field decline.
Production decreases were partly offset by new wells online in the Lower 48, Canada, Alaska, China, Australia and Libya.
After adjusting for impacts from closed acquisitions and dispositions, second-quarter 2026 production decreased by 98 MBOED or four percent from the same period a year ago. After adjusting for closed acquisitions and dispositions, production in the six-month period ended June 30, 2026, decreased by 57 MBOED or four percent.

33	ConocoPhillips 2026 Q2 10-Q

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 1. Financial Statements.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Sales and other operating revenues	$19,161	14,004	34,922	30,521
Purchased commodities	6,712	5,085	12,995	11,273
Production and operating expenses	2,431	2,572	4,707	5,078
Depreciation, depletion and amortization	2,983	2,838	5,889	5,584
Taxes other than income taxes	793	572	1,400	1,123
Sales and other operating revenues for the three- and six-month periods ended June 30, 2026, increased $5,157 million and $4,401 million, respectively. Increases for the three- and six-month periods include higher crude and bitumen prices of $3,730 million and $3,988 million, respectively. For the three- and six-month periods, these increases were partly offset by lower volumes of $409 million and $835 million, respectively.
Purchased commodities for the three- and six-month periods ended June 30, 2026, increased $1,627 million and $1,722 million, respectively, primarily due to higher crude prices partly offset by lower gas prices.
Production and operating expenses for the three- and six-month periods ended June 30, 2026, decreased $141 million and $371 million, respectively, primarily due to increased efficiencies.

DD&A for the three- and six-month periods ended June 30, 2026, increased $145 million and $305 million, respectively, primarily due to higher DD&A rates, driven by higher net book values from the finalized allocations of our Marathon Oil purchase price to specific assets and lower proved developed reserves as of December 31, 2025.

ConocoPhillips 2026 Q2 10-Q	34

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and six-month periods ended June 30, 2026, is based on a comparison with the corresponding period of 2025 and are shown after-tax.

A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Alaska	$522	135	816	462
Lower 48	2,584	1,399	3,987	3,189
Canada	320	149	405	405
Europe, Middle East and North Africa	346	237	611	656
Asia Pacific	389	330	684	641
Segment Totals	4,161	2,250	6,503	5,353
Corporate and Other	(230)	(279)	(389)	(533)
Net income (loss)	$3,931	1,971	6,114	4,820
For further discussion of segment results, see the following pages.

35	ConocoPhillips 2026 Q2 10-Q

Results of Operations	Table of Contents
Alaska

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,873	1,315	3,396	2,925
Production and operating expenses	522	546	997	1,052
Depreciation, depletion and amortization	346	361	698	716
Taxes other than income taxes	182	128	330	188

Net income (loss) ($MM)	$522	135	816	462

Average Net Production
Crude oil (MBD)	169	182	172	183
Natural gas liquids (MBD)	14	15	15	16
Natural gas (MMCFD)	14	48	20	48
Total Production (MBOED)	185	205	190	207
Total Production (MMBOE)	17	19	34	37

Average Sales Prices
Crude oil ($ per BBL)	$108.49	70.87	94.49	73.90
Natural gas ($ per MCF)	3.29	3.80	3.51	3.85
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of June 30, 2026, Alaska contributed 11 percent of our consolidated liquids production and one percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $522 million and $816 million in the three- and six-month periods ended June 30, 2026, respectively, compared with earnings of $135 million and $462 million for the same periods of 2025.

Earnings in the second quarter of 2026 included higher sales revenues resulting from higher realized prices of $480 million. This increase was partly offset by lower produced volumes of $78 million.

Earnings in the six-month period ended June 30, 2026 included higher sales revenues resulting from higher realized prices of $532 million. This increase was partly offset by lower produced volumes of $138 million and higher taxes other than income of $109 million primarily driven by the absence of an impact from the settlement of a contingent matter.

Production
Average production decreased 20 MBOED and 17 MBOED in the three- and six-month periods ended June 30, 2026, respectively, primarily driven by normal field decline.

The production decreases were partly offset by new wells online.

ConocoPhillips 2026 Q2 10-Q	36

Results of Operations	Table of Contents
Lower 48

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$13,028	9,963	24,108	21,511
Production and operating expenses	1,276	1,474	2,529	2,965
Depreciation, depletion and amortization	2,147	2,003	4,198	3,907
Taxes other than income taxes	513	396	907	825

Net income (loss) ($MM)	$2,584	1,399	3,987	3,189

Average Net Production
Crude oil (MBD)	732	761	732	757
Natural gas liquids (MBD)	392	389	385	376
Natural gas (MMCFD)	2,126	2,146	2,097	2,113
Total Production (MBOED)	1,479	1,508	1,466	1,485
Total Production (MMBOE)	135	137	265	269

Average Sales Prices
Crude oil ($ per BBL)	$96.24	61.90	83.65	65.60
Natural gas liquids ($ per BBL)	24.30	20.52	22.12	22.59
Natural gas ($ per MCF)	(1.44)	1.60	(0.15)	2.12
The Lower 48 segment consists of operations located in the U.S. Lower 48 states and commercial operations. As of June 30, 2026, the Lower 48 contributed 69 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $2,584 million and $3,987 million in the three- and six-month periods ended June 30, 2026, respectively, compared with earnings of $1,399 million and $3,189 million for the same periods of 2025.
Earnings in the second quarter of 2026 included higher sales revenues resulting from higher realized crude and NGL prices of $1,892 million. Additional increases to earnings include lower production and operating expenses of $155 million primarily driven by efficiencies. Decreases to earnings include lower gas prices of $459 million driven by lower gas realizations and lower volumes of $125 million. Additional decreases to earnings include the absence of a gain on a disposition of $254 million and higher DD&A of $112 million, primarily driven by higher rates, due to higher net book values from the finalized allocations of our Marathon Oil purchase price to specific assets and lower proved developed reserves as of December 31, 2025.

Earnings in the six-month period ended June 30, 2026 included higher sales revenues resulting from higher realized crude prices of $1,868 million. Additional increases to earnings include lower production and operating expenses of $341 million, primarily driven by efficiencies. Decreases to earnings include lower gas prices of $673 million driven by lower gas realizations and lower volumes of $208 million. Additional decreases to earnings include the absence of a gain on a disposition of $242 million, and higher DD&A of $227 million, primarily driven by higher rates, due to higher net book values from the finalized allocations of our Marathon Oil purchase price to specific assets and lower proved developed reserves as of December 31, 2025.
Production
Average production decreased 29 MBOED and 19 MBOED in the three- and six-month periods ended June 30, 2026, respectively. Production decreases were primarily driven by normal field decline and dispositions of assets in 2025.

Decreases to production were partly offset by new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.

37	ConocoPhillips 2026 Q2 10-Q

Results of Operations	Table of Contents
Assets Held for Sale
In the second quarter of 2026, we entered into agreements to sell our interests in certain noncore assets in the Lower 48 segment for approximately $1.7 billion, subject to customary closing adjustments. Production from these assets averaged approximately 21 MBOED in 2025. These transactions closed in the third quarter of 2026. See Note 3.

ConocoPhillips 2026 Q2 10-Q	38

Results of Operations	Table of Contents
Canada

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,304	848	2,321	1,833
Production and operating expenses	290	216	479	417
Depreciation, depletion and amortization	133	143	285	274
Taxes other than income taxes	7	5	17	14

Net income (loss) ($MM)	$320	149	405	405

Average Net Production
Crude oil (MBD)	11	20	14	18
Natural gas liquids (MBD)	6	6	6	6
Bitumen (MBD)	115	144	117	144
Natural gas (MMCFD)	117	124	124	117
Total Production (MBOED)	152	191	158	187
Total Production (MMBOE)	14	17	29	34

Average Sales Prices
Crude oil ($ per BBL)	$87.10	55.48	73.73	58.64
Natural gas liquids ($ per BBL)	30.25	20.63	29.73	24.25
Bitumen ($ per BBL)	61.01	39.43	55.80	42.30
Natural gas ($ per MCF)*	0.79	0.71	1.25	1.01
*Average sales prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. As of June 30, 2026, Canada contributed eight percent of our consolidated liquids production and four percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $320 million and $405 million in the three- and six-month periods ended June 30, 2026, respectively, compared with earnings of $149 million and $405 million for the same periods of 2025.

Earnings in the second quarter of 2026 included higher sales revenues resulting from higher realized prices of $199 million and timing of sales. This increase was partly offset by lower volumes of $113 million and a pending claim of $58 million.

Earnings in the six-month period ended June 30, 2026 included higher sales revenues resulting from higher realized prices of $254 million and timing of sales. This increase was offset by lower volumes of $187 million and pending claims of $121 million. Additional decreases to earnings included lower other income of $56 million primarily from a change in the fair value measurement associated with the Surmont contingent consideration arrangement. See Note 10.
Production
Average production decreased 39 MBOED and 29 MBOED in the three- and six-month periods ended June 30, 2026, respectively. Decreases to production resulted from higher variable royalties in Surmont following a post-payout event in 2025 and a rate increase due to higher prices, as well as normal field decline. The Surmont royalties are based on a sliding scale ranging from 25 percent to 40 percent, calculated under the oil sands royalty regime as a percentage of gross revenue, net of allowable deductions post-payout, indexed to WTI prices between $55 CAD and $120 CAD.
Production decreases were partly offset by new wells online in the Montney area.

39	ConocoPhillips 2026 Q2 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$2,276	1,400	3,903	3,340
Production and operating expenses	270	232	527	456
Depreciation, depletion and amortization	241	198	480	417
Taxes other than income taxes	15	10	30	22

Net income (loss) ($MM)	$346	237	611	656

Consolidated Operations
Average Net Production
Crude oil (MBD)	122	120	121	129
Natural gas liquids (MBD)	8	8	8	8
Natural gas (MMCFD)	514	483	519	511
Total Production (MBOED)	215	208	216	222
Total Production (MMBOE)	20	19	39	40

Average Sales Prices
Crude oil ($ per BBL)	$103.26	67.48	91.05	71.36
Natural gas liquids ($ per BBL)	26.57	20.24	24.37	22.08
Natural gas ($ per MCF)	14.49	10.21	13.03	11.87
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya, Equatorial Guinea, Syria and commercial and terminalling operations in the U.K. As of June 30, 2026, our Europe, Middle East and North Africa operations contributed eight percent of our consolidated liquids production and 18 percent of our consolidated natural gas production.
Net Income (Loss)
Europe, Middle East and North Africa reported earnings of $346 million and $611 million in the three- and six-month periods ended June 30, 2026, respectively, compared with earnings of $237 million and $656 million for the same periods of 2025.
Earnings in the second quarter of 2026 included higher revenues resulting from higher realized prices of $151 million. Decreases to earnings included lower earnings from equity affiliates of $18 million, primarily driven by lower volumes, and tax impacts of $29 million due to a shift in our mix of income among taxing jurisdictions.
Decreases to earnings in the six-month period ended June 30, 2026 included tax impacts of $96 million due to a shift in our mix of income among taxing jurisdictions, lower earnings from equity affiliates of $38 million, primarily driven by lower volumes, and lower volumes of $22 million. The decreases were partly offset by higher realized prices of $140 million.
Consolidated Production
Average consolidated production increased seven MBOED and decreased six MBOED in the three- and six-month periods ended June 30, 2026, respectively. Production in the three-month period increased due to the absence of field-wide turnarounds in the Greater Ekofisk Area of Norway. Both periods also benefited from new wells online and improved performance in Equatorial Guinea, Libya and Norway.

The above production increases were partly offset for the three-month period and more than offset for the six-month period by normal field decline.

ConocoPhillips 2026 Q2 10-Q	40

Results of Operations	Table of Contents
Qatar
We have investments in LNG facilities in Qatar, including one producing asset and two projects under construction. Our investments have not been damaged, though production remained constrained through the second quarter of 2026, and there are no indications of impairment. However, further escalation could adversely affect operations, LNG transportation and construction and have broader supply chain impacts. The company continues to monitor developments and prioritize the safety of personnel and the integrity of our operations. See Note 6.
Recent and Pending Acquisitions
In June 2026, we and a third-party operator jointly signed an agreement with the Syrian government and Syrian Petroleum Company to increase production from, and further develop, certain gas fields in Syria, from which we do not expect material impacts in 2026.
In July 2026, we entered into an agreement with a wholly owned subsidiary of bp to acquire a 42 percent direct equity holding in a non-operated joint venture, supporting the ongoing redevelopment of four large-scale, currently producing oil fields in the Kirkuk area of northern Iraq. The cash outflow at close is expected to be $0.3 billion to $0.5 billion, including reimbursement of our proportionate share of bp's project costs incurred from the effective date of the agreement through close. In addition, deferred payments of $0.2 billion will be paid no later than three years from the date of close. This transaction is expected to close by the end of 2026, subject to regulatory approvals and other customary closing conditions, with an effective date of July 1, 2026. See Note 3.

41	ConocoPhillips 2026 Q2 10-Q

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$674	471	1,175	895
Production and operating expenses	87	85	167	150
Depreciation, depletion and amortization	107	118	210	237
Taxes other than income taxes	66	15	90	32

Net income (loss) ($MM)	$389	330	684	641

Consolidated Operations
Average Net Production
Crude oil (MBD)	58	61	57	62
Natural gas (MMCFD)	75	54	75	59
Total Production (MBOED)	70	70	69	72
Total Production (MMBOE)	6	6	12	13

Average Sales Prices
Crude oil ($ per BBL)	$108.99	69.65	95.58	72.91
Natural gas ($ per MCF)	3.34	3.70	3.34	3.68
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of June 30, 2026, Asia Pacific contributed four percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $389 million and $684 million in the three- and six-month periods ended June 30, 2026, respectively, compared with earnings of $330 million and $641 million for the same periods of 2025.

Earnings in the second quarter of 2026 included higher sales revenues resulting from higher realized prices of $160 million. Decreases to earnings include higher taxes other than income taxes of $40 million due to higher crude prices.

Earnings in the six-month period ended June 30, 2026 included higher sales revenues resulting from higher realized prices of $183 million partly offset by lower volumes of $44 million. Decreases to earnings include lower earnings from equity affiliates of $47 million, primarily due to lower LNG marker prices, and higher taxes other than income taxes of $46 million due to higher crude prices.
Consolidated Production
Average consolidated production remained flat in the three-month period and decreased three MBOED in the six-month period ended June 30, 2026. Decreases to production were primarily due to normal field decline.
Production decreases were offset in the three-month period and partly offset in the six-month period by development activity in Bohai Bay in China.

ConocoPhillips 2026 Q2 10-Q	42

Results of Operations	Table of Contents

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net income (loss)
Net interest expense	$(84)	(139)	(162)	(250)
Corporate G&A expenses	(110)	(147)	(207)	(257)
Technology	(18)	(22)	(25)	(40)
Other income (expense)	(18)	29	5	14
	$(230)	(279)	(389)	(533)
Net interest expense consists of interest and debt expense, net of interest income and capitalized interest. Net interest expense decreased in the three- and six-month periods ended June 30, 2026 due to higher interest income and higher capitalized interest.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses decreased in the three- and six-month periods ended June 30, 2026, primarily due to the absence of transaction and integration expenses associated with our acquisition of Marathon Oil.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG.
Other income (expense) or "Other" includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains or losses on early retirement of debt, holding gains or losses on equity securities and pension settlement expense. Earnings in "Other" decreased in the second quarter of 2026 primarily due to a consolidating tax adjustment.

43	ConocoPhillips 2026 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	June 30 2026	December 31 2025
Cash and cash equivalents	$6,574	6,497
Short-term investments	1,118	484
Short-term debt	462	1,020
Total debt	23,290	23,444
Total equity	65,349	64,487
Percent of total debt to capital*	26%	27
Percent of floating-rate debt to total debt	1%	1
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. During the first six months of 2026, the primary uses of our available cash were $6.0 billion to support our ongoing capital expenditures and investments program, $3.0 billion to repurchase common stock, $2.1 billion to pay the ordinary dividend and $0.7 billion of net purchases of investments.
At June 30, 2026, we had total liquidity of $13.2 billion, comprised of cash and cash equivalents of $6.6 billion, short-term investments of $1.1 billion and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.2 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, capital return program and required debt payments.
Significant Changes in Capital
Operating Activities
Cash provided by operating activities totaled $11.7 billion for the first six months of 2026 compared with $9.6 billion for the corresponding period of 2025. The increase resulted from higher commodity prices, partly offset by working capital timing.
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

ConocoPhillips 2026 Q2 10-Q	44

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first six months of 2026, we invested $6.0 billion in capital expenditures and investments. See the “Capital Expenditures and Investments” section.

Proceeds from asset sales were $0.2 billion in the first six months of 2026. In the first six months of 2025, proceeds from asset sales were $1.3 billion, primarily from the sale of assets in our Lower 48 segment.

In the second quarter of 2026, we entered into agreements to sell our interests in certain noncore assets in the Lower 48 segment for approximately $1.7 billion, subject to customary closing adjustments. These transactions closed in the third quarter of 2026. See Note 3.

In July 2026, we entered into an agreement with a wholly owned subsidiary of bp to acquire a 42 percent direct equity holding in a non-operated joint venture, supporting the ongoing redevelopment of four large-scale, currently producing oil fields in the Kirkuk area of northern Iraq. The cash outflow at close is expected to be $0.3 billion to $0.5 billion, including reimbursement of our proportionate share of bp's project costs incurred from the effective date of the agreement through close. In addition, deferred payments of $0.2 billion will be paid no later than three years from the date of close. This transaction is expected to close by the end of 2026, subject to regulatory approvals and other customary closing conditions, with an effective date of July 1, 2026. See Note 3.

We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns. These investments include time deposits, commercial paper, as well as debt securities classified as available for sale. Short-term funds needed to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities of less than one year. Funds we consider available to maintain resiliency in longer-term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities of greater than one year. See Note 9.
Investing activities in the first six months of 2026 included net purchases of $652 million of investments. We had net purchases of $365 million of short-term investments and net purchases of $287 million of long-term investments. See Note 13.
Financing Activities
In the first quarter of 2026, the company retired $67 million principal amount of our 6.875% Notes at maturity.

On July 1, 2026, we completed a $600 million remarketing of sub-series 2017D bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds Series 2017. The bonds are subject to an interest rate of 3.0% and a mandatory tender date of July 2, 2029. Subsequent to the mandatory tender date, we will also have the right to remarket these bonds at any time up to the 2037 maturity date. See Note 5.

We have a revolving credit facility totaling $5.5 billion with a maturity date of February 2030. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2026.

Our debt balance at June 30, 2026, was $23.3 billion compared with $23.4 billion at December 31, 2025. The current portion of debt, including future payments for finance leases, is $0.5 billion at June 30, 2026. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
Moody's affirmed our long-term debt credit ratings in April 2026. The current long-term debt credit ratings are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: “A2” with a “stable” outlook

See Note 5 for additional information on debt.

45	ConocoPhillips 2026 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At June 30, 2026, and December 31, 2025, we had direct bank letters of credit of $295 million and $331 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
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

In the first six months of 2026, we paid ordinary dividends of $1.68 per share, and in the first six months of 2025, we paid ordinary dividends of $1.56 per share. In August 2026, we declared an ordinary dividend of $0.84 per share, payable September 1, 2026, to shareholders of record on August 17, 2026.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. Share repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of June 30, 2026, share repurchases since the inception of our current program totaled 512.4 million shares and $42.3 billion. In the six months ended June 30, 2026, we repurchased 26.3 million shares for a cost of $3.0 billion.

In 2026, we increased future contractual purchase obligations related to long-term LNG offtake contracts and vessels, as well as certain other capacity obligations, by approximately $7 billion.
Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended June 30
	2026	2025
Alaska	$1,861	2,032
Lower 48	3,145	3,518
Canada	210	309
Europe, Middle East and North Africa	514	630
Asia Pacific	173	118
Segment Totals	5,903	6,607
Corporate and Other	69	57
Capital expenditures and investments	$5,972	6,664
During the first six months of 2026, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Appraisal and development activities in Alaska related to the Western North Slope, inclusive of Willow, development activities in the Greater Kuparuk Area and exploration in the NPR-A.
•Development activities in the Lower 48, primarily in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Appraisal and development activities in the Montney and development and optimization of Surmont in Canada.
•Development activities across assets in Norway and Libya.
•Continued development activities in China.
•Investments in our global LNG operations.
Our 2026 operating plan capital expenditure guidance is currently expected to be approximately $12 to $12.5 billion. Our capital expenditures and investments were $12.6 billion in 2025.

ConocoPhillips 2026 Q2 10-Q	46

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Six Months Ended June 30, 2026
Revenues and Other Income	$25,544
Income (loss) before income taxes*	6,030
Net income (loss)	6,114
*Includes approximately $8.8 billion of expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	June 30 2026	December 31 2025
Current Assets	$8,723	8,206
Amounts due from Non-Obligated Subsidiaries, current	1,495	855
Noncurrent Assets	137,283	130,320
Amounts due from Non-Obligated Subsidiaries, noncurrent	13,007	11,231
Current Liabilities	5,250	4,947
Amounts due to Non-Obligated Subsidiaries, current	1,362	1,244
Noncurrent Liabilities	81,140	74,824
Amounts due to Non-Obligated Subsidiaries, noncurrent	58,915	52,813
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business, including environmental obligations and climate-related risks. See Note 8. For more discussion, please see the "Contingencies" section in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report on Form 10-K.

47	ConocoPhillips 2026 Q2 10-Q

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

ConocoPhillips 2026 Q2 10-Q	48

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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2026 does not differ materially from that discussed under Item 7A in our 2025 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At June 30, 2026, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Executive Vice President, Strategy and Commercial (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer and Executive Vice President, Strategy and Commercial concluded our disclosure controls and procedures were operating effectively at June 30, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

49	ConocoPhillips 2026 Q2 10-Q

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended June 30, 2026. See Note 8 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	2,803,098	$123.61	2,803,098	$24,357
May 1 - 31, 2026	6,543,505	119.35	6,543,505	23,576
June 1 - 30, 2026	7,700,334	113.31	7,700,334	22,704
	17,046,937		17,046,937
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. As of June 30, 2026, we had repurchased $42.3 billion of common stock since 2016. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2025 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended June 30, 2026, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ConocoPhillips 2026 Q2 10-Q	50

Item 6.     Exhibits

22	Subsidiary Guarantors of Guaranteed Securities (incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of ConocoPhillips filed on April 30, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

51	ConocoPhillips 2026 Q2 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Kontessa Haynes-Welsh
Kontessa Haynes-Welsh
Vice President, Finance and Controller

August 6, 2026

ConocoPhillips 2026 Q2 10-Q	52