Form 10-Q
period 2026-09-30
CONOCOPHILLIPS
filed 2026-11-05
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,182,335,057 shares of common stock, $.01 par value, outstanding at September 30, 2026.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations

The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		EPS	earnings per share
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrel of oil equivalent	G&A	general and administrative
MBD	thousand barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MM	million	LIFO	last-in, first-out
MMBOE	million barrels of oil equivalent	NPNS	normal purchase normal sale
MBOED	thousand barrels of oil equivalent per	PP&E	properties, plants and equipment
	day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units
MMCFD	million cubic feet per day	Miscellaneous
MTPA	million tonnes per annum	EPA	Environmental Protection Agency
		ESG	environmental, social and governance
Industry		EU	European Union
BLM	Bureau of Land Management	FERC	Federal Energy Regulatory Commission
CBM	coalbed methane
E&P	exploration and production	GHG	greenhouse gas
FEED	front-end engineering and design	HSE	health, safety and environment
FID	final investment decision	ICC	International Chamber of Commerce
FPS	floating production system	ICSID	World Bank’s International
FPSO	floating production, storage and		Centre for Settlement of
	offloading		Investment Disputes
G&G	geological and geophysical	IRS	Internal Revenue Service
JOA	joint operating agreement	OTC	over-the-counter
LNG	liquefied natural gas	NYSE	New York Stock Exchange
NGLs	natural gas liquids	SEC	U.S. Securities and Exchange
OPEC	Organization of Petroleum		Commission
	Exporting Countries	TSR	total shareholder return
PSC	production sharing contract	U.K.	United Kingdom
PUDs	proved undeveloped reserves	U.S.	United States of America
SAGD	steam-assisted gravity drainage
WCS	Western Canadian Select
WTI	West Texas Intermediate

1	ConocoPhillips 2026 Q3 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenues and other income
Sales and other operating revenues	$19,435	15,031	54,357	45,552
Equity in earnings of affiliates	448	345	934	1,052
Gain (loss) on dispositions	54	3	73	399
Other income	120	143	269	360
Total revenues and other income	20,057	15,522	55,633	47,363
Costs and expenses
Purchased commodities	7,423	5,857	20,418	17,130
Production and operating expenses	2,440	2,632	7,147	7,710
Selling, general and administrative expenses	219	271	600	712
Exploration expenses	60	71	244	269
Depreciation, depletion and amortization	3,005	2,917	8,894	8,501
Impairments	18	10	39	12
Taxes other than income taxes	648	525	2,048	1,648
Accretion on discounted liabilities	99	94	295	283
Interest and debt expense	142	223	522	660
Foreign currency transaction (gain) loss	10	(6)	(15)	21
Other expenses	11	—	14	6
Total costs and expenses	14,075	12,594	40,206	36,952
Income (loss) before income taxes	5,982	2,928	15,427	10,411
Income tax provision (benefit)	1,981	1,202	5,312	3,865
Net income (loss)	$4,001	1,726	10,115	6,546

Net income (loss) per share of common stock (dollars)
Basic	$3.34	1.38	8.33	5.18
Diluted	3.34	1.38	8.32	5.18
Weighted-average common shares outstanding (in thousands)
Basic	1,195,037	1,245,253	1,210,736	1,258,602
Diluted	1,195,864	1,246,854	1,211,527	1,260,059
See Notes to Consolidated Financial Statements.

ConocoPhillips 2026 Q3 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net income (loss)	$4,001	1,726	10,115	6,546
Other comprehensive income (loss), net of tax:
Defined benefit plans	24	7	40	20
Unrealized holding gain (loss) on securities	(10)	1	(20)	5
Foreign currency translation adjustments	8	(180)	(263)	374
Other comprehensive income (loss), net of tax	22	(172)	(243)	399
Comprehensive income (loss)	$4,023	1,554	9,872	6,945
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2026 Q3 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30 2026	December 31 2025
Assets
Cash and cash equivalents	$7,765	6,497
Short-term investments	2,164	484
Accounts and notes receivable, net	7,916	5,813
Inventories	1,977	1,873
Prepaid expenses and other current assets	1,046	865
Total current assets	20,868	15,532
Investments and long-term receivables	10,598	10,185
Net properties, plants and equipment (net of accumulated DD&A of $99,304 and $90,396, respectively)	91,148	93,239
Other assets	3,459	2,983
Total assets	$126,073	121,939

Liabilities
Accounts payable	$7,472	6,218
Short-term debt	878	1,020
Accrued income and other taxes	2,830	1,835
Employee benefit obligations	695	1,136
Other accruals	1,870	1,763
Total current liabilities	13,745	11,972
Long-term debt	22,384	22,424
Asset retirement obligations and accrued environmental costs	8,507	8,214
Deferred income taxes	12,551	12,237
Employee benefit obligations	969	969
Other liabilities and deferred credits	1,926	1,636
Total liabilities	60,082	57,452

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2026—2,256,255,427 shares; 2025—2,253,518,282 shares)
Par value	23	23
Capital in excess of par	77,881	77,728
Treasury stock (at cost: 2026—1,073,920,370 shares; 2025—1,028,350,186 shares)	(81,675)	(76,217)
Accumulated other comprehensive income (loss)	(6,154)	(5,911)
Retained earnings	75,916	68,864
Total equity	65,991	64,487
Total liabilities and equity	$126,073	121,939
See Notes to Consolidated Financial Statements.

ConocoPhillips 2026 Q3 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2026	2025
Cash flows from operating activities
Net income (loss)	$10,115	6,546
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	8,894	8,501
Impairments	39	12
Dry hole costs and leasehold impairments	73	105
Accretion on discounted liabilities	295	283
Deferred taxes	256	432
Distributions more (less) than income from equity affiliates	(26)	277
(Gain) loss on dispositions	(73)	(399)
Other	162	(203)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(1,974)	921
Decrease (increase) in inventories	(116)	49
Decrease (increase) in prepaid expenses and other current assets	(211)	(117)
Increase (decrease) in accounts payable	943	(211)
Increase (decrease) in taxes and other accruals	547	(718)
Net cash provided by operating activities	18,924	15,478
Cash flows from investing activities
Capital expenditures and investments	(9,105)	(9,530)
Working capital changes associated with investing activities	200	488
Proceeds from asset dispositions	1,756	1,632
Net sales (purchases) of investments	(1,677)	(556)
Other	(13)	(20)
Net cash used in investing activities	(8,839)	(7,986)
Cash flows from financing activities
Issuance of debt	600	—
Repayment of debt	(822)	(851)
Issuance of company common stock	(48)	(65)
Repurchase of company common stock	(5,407)	(3,996)
Dividends paid	(3,064)	(2,957)
Other	(80)	(75)
Net cash used in financing activities	(8,821)	(7,944)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	37	146
Net change in cash, cash equivalents and restricted cash	1,301	(306)
Cash, cash equivalents and restricted cash at beginning of period	6,916	5,905
Cash, cash equivalents and restricted cash at end of period	$8,217	5,599
Restricted cash of $43 million and $65 million is included in the "Prepaid expenses and other current assets" line of our Consolidated Balance Sheet at September 30, 2026, and December 31, 2025, respectively.
Restricted cash of $409 million and $354 million is included in the "Other assets" line of our Consolidated Balance Sheet at September 30, 2026, and December 31, 2025, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
Note 2—Inventories

	Millions of Dollars
	September 30 2026	December 31 2025
Crude oil and products	$1,111	1,000
Materials and supplies	866	873
Total inventories	$1,977	1,873

Inventories valued on the LIFO basis	$637	609
Note 3—Acquisitions and Dispositions
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

Assets Sold
In the third quarter of 2026, we sold our interests in certain noncore assets in the Lower 48 segment for net proceeds of approximately $1.7 billion. These transactions did not result in a material gain or loss. Net carrying value of our interest in these assets was comprised primarily of PP&E.
Note 4—Debt
Our debt balance at September 30, 2026, was $23.3 billion, compared with $23.4 billion at December 31, 2025.

On July 1, 2026, we completed a $600 million remarketing of sub-series 2017D bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds Series 2017. The bonds are subject to an interest rate of 3.0% and a mandatory tender date of July 2, 2029. Subsequent to the mandatory tender date, we have the right to remarket these bonds at any time up to the 2037 maturity date. The new borrowings and repayments associated with the remarketed bonds are presented separately within "Issuance of debt" and "Repayment of debt," respectively, within the consolidated statement of cash flows.

In the first quarter of 2026, the company retired $67 million principal amount of our 6.875% Debentures at maturity.
At September 30, 2026, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding, with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance them on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2026 Q3 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
Note 5—Suspended Wells and Exploration Expenses
The capitalized cost of suspended wells at September 30, 2026 was $352 million, an increase of $109 million from December 31, 2025. The increase was primarily due to multiple wells drilled in Alaska.
Note 6—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At September 30, 2026, the outstanding balance of APLNG's debt was $2.9 billion. The last principal and interest payment on the debt is due in September 2032. See Note 7.
At September 30, 2026, the carrying value of our equity method investment in APLNG was approximately $4.9 billion.
Port Arthur Liquefaction Holdings, LLC (PALNG)
We hold a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility.

At September 30, 2026, the carrying value of our equity method investment in PALNG was approximately $1.7 billion.
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

At September 30, 2026, the carrying value of our equity method investments in Qatar was approximately $2.0 billion. See Note 7.
Note 7—Guarantees
At September 30, 2026, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
We have multiple outstanding guarantees in connection with our 47.5 percent ownership interest in APLNG. These guarantees have remaining terms of six to 19 years, and the maximum potential future payments related to these guarantees are approximately $1,620 million. At September 30, 2026, the carrying value of these guarantees was approximately $49 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 29-year term with no maximum limit. At September 30, 2026, the carrying value of these guarantees was approximately $14 million.

Equatorial Guinea Guarantees
We have guaranteed payment obligations as a shareholder in both Equatorial Guinea LNG Operations, S.A., a fully owned subsidiary of Equatorial Guinea LNG Holdings Limited, and Alba Plant LLC with regard to certain agreements to process third-party gas. These guarantees have approximately 11 years remaining, and the maximum potential future payments related to these guarantees are approximately $205 million. At September 30, 2026, the carrying value of these guarantees was approximately $14 million.

7	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $560 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities or as a result of nonperformance of contractual terms by guaranteed parties. At September 30, 2026, there was no liability recognized for these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at September 30, 2026, was approximately $30 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 8 for additional information about environmental liabilities.
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

ConocoPhillips 2026 Q3 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
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
For remediation activities in the U.S. and Canada, our consolidated balance sheet includes total accrued environmental costs of $297 million at September 30, 2026, compared with $220 million at December 31, 2025. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2026, we had performance obligations secured by letters of credit of $302 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, the government of Venezuela expropriated ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures, as well as the offshore Corocoro development project. In response, ConocoPhillips initiated international arbitration proceedings before the ICSID. In March 2019, an ICSID tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion (later reduced to $8.5 billion) plus interest for the unlawful expropriation of the projects. On January 22, 2025, an ICSID annulment committee dismissed Venezuela’s application to annul the tribunal’s decision and upheld the $8.5 billion award plus interest in full. Separate arbitrations before the ICC resulted in additional awards against Petróleos de Venezuela, S.A. and three of its affiliates, including an award for approximately $2 billion, plus interest, for the Petrozuata and Hamaca projects and a $33 million award, plus interest, for the Corocoro project. Cumulatively, as of September 30, 2026, the company has received approximately $795 million in connection with the first ICC award. Collection actions for all three awards are ongoing. ConocoPhillips has ensured that all actions related to these arbitration awards meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

9	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
In November 2020, the Bureau of Safety and Environmental Enforcement (BSEE) ordered the prior owners of Outer Continental Shelf (OCS) Lease P-0166, including ConocoPhillips, to decommission the lease facilities, including two offshore platforms located near Carpinteria, California. This order was sent after the current owner of OCS Lease P-0166 relinquished the lease and abandoned the lease platforms and facilities. BSEE’s order to ConocoPhillips is premised on its connection to Phillips Petroleum Company, a legacy company of ConocoPhillips, which held a historical 25 percent interest in this lease and operated these facilities but sold its interest approximately 30 years ago. On June 9, 2026, the Interior Board of Land Appeals issued an order upholding BSEE's order. ConocoPhillips intends to appeal the decision while it continues to evaluate its exposure in this matter. On July 10, 2026, the Secretary of the U.S. Interior Department reunified the Bureau of Ocean Energy Management and BSEE into a single Bureau – the Marine Minerals Administration.

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

Our equity method investee, APLNG, and certain of its subsidiaries are defendants in proceedings in the Supreme Court of Queensland, Australia, brought by Tri-Star entities (collectively, Tri-Star). In 2002, APLNG acquired interests in certain coal seam gas permits, permit applications and operating agreements from Tri-Star entities under a sale and purchase deed. Under the deed, the sellers retained a conditional reversionary interest in 45 percent of the assigned interests and a vendor royalty. If the contractual reversion trigger occurs, APLNG’s interest in the assigned interests would be reduced to 55 percent. Tri-Star alleges, among other things, that the reversion trigger occurred by November 1, 2008, or, alternatively, August 1, 2022, or September 1, 2023, and seeks declaratory relief, specific performance, damages, equitable compensation and additional royalty payments. APLNG disputes Tri-Star’s claims, has filed a counterclaim, and is defending the proceedings, which remain in the pre-trial phase.

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

ConocoPhillips 2026 Q3 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	September 30 2026	December 31 2025
Assets
Prepaid expenses and other current assets	$1,295	491
Other assets	208	113
Liabilities
Other accruals	1,177	438
Other liabilities and deferred credits	194	100
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Sales and other operating revenues	$(85)	62	173	146
Other income	(3)	(3)	(12)	(6)
Purchased commodities	173	(6)	16	(52)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	September 30 2026	December 31 2025
Commodity
Natural gas and power (BCF equivalent)
Fixed price	(54)	(15)
Basis	(3)	(17)
Interest Rate Derivative Instruments
Our equity method investee, PALNG, has certain interest rate swaps that are measured at fair value. The gains (losses) from these swaps included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Equity in earnings of affiliates	$16	(6)	44	27

11	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following investments are carried on our consolidated balance sheet at cost plus accrued interest, and the table reflects remaining maturities at September 30, 2026, and December 31, 2025:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments
	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Cash	$513	543
Demand deposits	4,269	3,781
Time deposits
1 to 90 days	2,777	975	1,707	6
91 to 180 days			4	17
Within one year			—	8
U.S. government obligations
1 to 90 days	185	1,198	—	—
	$7,744	6,497	1,711	31

ConocoPhillips 2026 Q3 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at September 30, 2026, and December 31, 2025:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments		Investments and long-term receivables
	September 30 2026	December 31 2025	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Major Security Type
Corporate bonds	$—	—	$307	308	689	651
Commercial paper	21	—	86	72
U.S. government obligations	—	—	46	46	221	224
U.S. government agency obligations			1	—	—	1
Foreign government obligations			8	9	12	9
Asset-backed securities			5	18	201	263
	$21	—	$453	453	1,123	1,148
Cash and cash equivalents and short-term investments have remaining maturities within one year. Investments and long-term receivables have remaining maturities that vary from greater than one year through 12 years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Major Security Type
Corporate bonds	$1,007	953	996	959
Commercial paper	107	72	107	72
U.S. government obligations	271	268	267	270
U.S. government agency obligations	1	1	1	1
Foreign government obligations	20	18	20	18
Asset-backed securities	207	280	206	281
	$1,613	1,592	1,597	1,601
No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.

For the three- and nine-month periods ended September 30, 2026, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $215 million and $693 million, respectively. For the three- and nine-month periods ended September 30, 2025, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $271 million and $782 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

13	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Certain of our derivative contracts require us to post collateral if exposure exceeds fixed or credit‑rating‑dependent thresholds, which generally decrease with lower ratings and fall to zero below investment grade, with cash as the primary form of collateral and letters of credit permitted in some cases. The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at September 30, 2026, and December 31, 2025 was $125 million and $73 million, respectively. For these instruments, no collateral was posted at September 30, 2026, or December 31, 2025. If our credit rating had been downgraded below investment grade at September 30, 2026, we would have been required to post $22 million of additional collateral, either in cash or through letters of credit.
Note 10—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the nine-month period ended September 30, 2026, or during the year ended December 31, 2025.
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
•Level 3 liabilities previously included the fair value of future quarterly contingent payments associated with the Surmont acquisition. The fair value of the liability under the agreement was nil at December 31, 2025. During the nine-month period ended September 30, 2026, we made a final payment of $81 million USD under the contingent consideration arrangement, bringing cumulative payments since the acquisition date to $0.3 billion USD. Payments are included in the "Other" line within the financing activities section of our consolidated statement of cash flows.

ConocoPhillips 2026 Q3 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$266	1,331	—	1,597	270	1,331	—	1,601
Commodity derivatives	1,001	465	37	1,503	306	230	68	604
Total assets	$1,267	1,796	37	3,100	576	1,561	68	2,205

Liabilities
Commodity derivatives	979	288	104	1,371	354	124	60	538
Total liabilities	$979	288	104	1,371	354	124	60	538

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
September 30, 2026
Assets	$1,503	50	1,453	1,067	386	44	342
Liabilities	1,371	47	1,324	1,067	257	51	206

December 31, 2025
Assets	$604	2	602	361	241	6	235
Liabilities	538	1	537	361	176	53	123
At September 30, 2026, and December 31, 2025, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

15	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Financial assets
Commodity derivatives	$392	237	392	237
Investments in debt securities	1,597	1,601	1,597	1,601
Financial liabilities
Total debt, excluding finance leases	22,546	22,643	21,327	22,698
Commodity derivatives	253	124	253	124
Note 11—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2025	$(335)	8	(5,602)	18	(5,911)
Other comprehensive income (loss)	40	(20)	(263)	—	(243)
September 30, 2026	$(295)	(12)	(5,865)	18	(6,154)

ConocoPhillips 2026 Q3 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2026
Balances at June 30, 2026	$23	77,832	(79,251)	(6,176)	72,921	65,349
Net income (loss)					4,001	4,001
Other comprehensive income (loss)				22		22
Dividend declared ($0.84 per common share)					(1,007)	(1,007)
Repurchase of company common stock			(2,401)			(2,401)
Excise tax on share repurchases			(24)			(24)
Distributed under benefit plans		49				49
Other			1		1	2
Balances at September 30, 2026	$23	77,881	(81,675)	(6,154)	75,916	65,991

For the nine months ended September 30, 2026
Balances at December 31, 2025	$23	77,728	(76,217)	(5,911)	68,864	64,487
Net income (loss)					10,115	10,115
Other comprehensive income (loss)				(243)		(243)
Dividends declared ($2.52 per common share)					(3,064)	(3,064)
Repurchase of company common stock			(5,407)			(5,407)
Excise tax on share repurchases			(51)			(51)
Distributed under benefit plans		153				153
Other					1	1
Balances at September 30, 2026	$23	77,881	(81,675)	(6,154)	75,916	65,991

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2025
Balances at June 30, 2025	$23	77,643	(73,899)	(5,902)	67,707	65,572
Net income (loss)					1,726	1,726
Other comprehensive income (loss)				(172)		(172)
Dividend declared ($0.78 per common share)					(975)	(975)
Repurchase of company common stock			(1,274)			(1,274)
Excise tax on share repurchases			(13)			(13)
Distributed under benefit plans		58				58
Other					1	1
Balances at September 30, 2025	$23	77,701	(75,186)	(6,074)	68,459	64,923

For the nine months ended September 30, 2025
Balances at December 31, 2024	$23	77,529	(71,152)	(6,473)	64,869	64,796
Net income (loss)					6,546	6,546
Other comprehensive income (loss)				399		399
Dividends declared ($2.34 per common share)					(2,957)	(2,957)
Repurchase of company common stock			(3,996)			(3,996)
Excise tax on share repurchases			(38)			(38)
Distributed under benefit plans		172				172
Other					1	1
Balances at September 30, 2025	$23	77,701	(75,186)	(6,074)	68,459	64,923

17	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2026	2025
Cash payments

Interest	$640	694

Income taxes*	$4,085	3,896
*2026 includes $242 million related to purchased income tax credits.

Net Sales (Purchases) of Investments
Short-term investments purchased	$(2,442)	(1,230)
Short-term investments sold	1,131	1,136
Long-term investments purchased	(578)	(675)
Long-term investments sold	212	213
Total sales (purchases) of investments	$(1,677)	(556)
Note 14—Related Party Transactions
The following tables summarize the related party balances and activities which are primarily with equity affiliates:

	Millions of Dollars
	September 30 2026	December 31 2025
Balance Sheet
Accounts and notes receivable	$79	79
Accounts payable	79	64

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Income Statement
Operating revenues and other income	$13	12	35	60
Purchased commodities	11	(2)	6	—
Production and operating expenses and selling, general and administrative expenses	66	84	168	242

ConocoPhillips 2026 Q3 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2026		2025		2026	2025
	U.S.	Int'l.	U.S.	Int'l.
Components of net periodic benefit cost
Three months ended September 30
Service cost	$10	8	15	7	—	—
Interest cost	21	34	24	32	2	2
Expected return on plan assets	(18)	(53)	(20)	(46)
Amortization of prior service cost (credit)	—	1	—	1	—	(7)
Recognized net actuarial loss (gain)	2	9	3	12	—	—
Settlements	14	—	—	—	—	—
Net periodic benefit cost	$29	(1)	22	6	2	(5)

Nine Months Ended September 30
Service cost	$32	24	44	23	1	1
Interest cost	61	103	70	94	5	6
Expected return on plan assets	(56)	(159)	(58)	(135)
Amortization of prior service cost (credit)	—	3	—	2	(2)	(19)
Recognized net actuarial loss (gain)	6	27	8	35	—	—
Settlements	28	—	—	1	—	—
Net periodic benefit cost	$71	(2)	64	20	4	(12)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
We recognized a proportionate share of prior actuarial losses from other comprehensive income as pension settlement expense of $14 million and $28 million for the three- and nine-month periods ended September 30, 2026, respectively. In conjunction with the recognition of pension settlement expense, the fair market value of the pension plan assets was updated, and the pension benefit obligations of the U.S. qualified pension plan and the U.S. non-qualified supplemental retirement plan were remeasured at September 30, 2026. At the measurement date, the net pension liability decreased by $5 million, primarily due to an increase in the discount rate resulting in a corresponding increase to other comprehensive income.
Severance Accrual
The following table summarizes our severance accrual activity for the nine-month period ended September 30, 2026:

Millions of Dollars
Balance at December 31, 2025	$378
Accruals	46
Benefit payments	(296)
Balance at September 30, 2026*	$128
*Of the balance at September 30, 2026, $71 million is classified as short-term.

19	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenue from contracts with customers	$17,201	13,337	48,789	40,437
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	2,234	1,758	5,381	5,173
Financial derivative contracts	—	(64)	187	(58)
Consolidated sales and other operating revenues	$19,435	15,031	54,357	45,552

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
Receivables from Contracts with Customers
At September 30, 2026, and December 31, 2025, the “Accounts and notes receivable, net” line on our consolidated balance sheet, presented net of allowances of $3 million and $4 million, respectively, included trade receivables of $6,655 million compared with $4,416 million at December 31, 2025, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical natural gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with natural gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.

ConocoPhillips 2026 Q3 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Note 17—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Basic earnings per share

Net income (loss)	$4,001	1,726	10,115	6,546
Less: Dividends and undistributed earnings
allocated to participating securities	12	6	31	22
Net income (loss) available to common shareholders	$3,989	1,720	10,084	6,524
Weighted-average common shares outstanding (in millions)	1,195	1,245	1,211	1,259
Net income (loss) per share of common stock	$3.34	1.38	8.33	5.18

Diluted earnings per share

Net income (loss) available to common shareholders	$3,989	1,720	10,084	6,524
Weighted-average common shares outstanding (in millions)	1,195	1,245	1,211	1,259
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	1	2	1	1
Weighted-average diluted shares outstanding (in millions)	1,196	1,247	1,212	1,260
Net income (loss) per share of common stock	$3.34	1.38	8.32	5.18
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
Our chief operating decision maker (CODM) is our President and Chief Executive Officer, who evaluates performance and allocates resources among our operating segments based on each segment's net income (loss). This is done through the annual budget and forecasting process.

Intersegment sales are at prices that approximate market.

21	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

Three Months Ended September 30, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$1,782	13,234	1,879	2,564	630	20,089	16	20,105
Intersegment eliminations	—	(3)	(658)	—	—	(661)	(9)	(670)
Consolidated sales and other operating revenues#	1,782	13,231	1,221	2,564	630	19,428	7	19,435

Significant segment expenses*
Production and operating expenses	500	1,335	203	275	96	2,409	31	2,440
Depreciation, depletion and amortization	353	2,155	152	232	104	2,996	9	3,005
Income tax provision (benefit)	132	651	65	1,301	67	2,216	(235)	1,981
Total	985	4,141	420	1,808	267	7,621	(195)	7,426

Other segment items
Equity in earnings of affiliates	—	—	—	(56)	(366)	(422)	(26)	(448)
Interest income	—	—	—	—	—	—	(104)	(104)
Interest and debt expense	—	—	—	—	—	—	142	142
Other**	374	6,629	622	450	201	8,276	142	8,418
Total	374	6,629	622	394	(165)	7,854	154	8,008

Net income (loss)	$423	2,461	179	362	528	3,953	48	4,001
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $1.6 billion, $0.1 billion and $0.5 billion, respectively.

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
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate
Other Segment Disclosures

Three Months Ended September 30, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$3	1	—	2,563	4,930	7,497	1,745	9,242
Total assets	22,188	60,187	9,633	11,453	8,397	111,858	14,215	126,073
Capital expenditures and investments	936	1,699	155	215	97	3,102	31	3,133

ConocoPhillips 2026 Q3 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents

Three Months Ended September 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$1,443	10,541	1,414	1,578	515	15,491	24	15,515
Intersegment eliminations	—	(3)	(473)	—	—	(476)	(8)	(484)
Consolidated sales and other operating revenues#	1,443	10,538	941	1,578	515	15,015	16	15,031

Significant segment expenses*
Production and operating expenses	564	1,434	218	213	101	2,530	102	2,632
Depreciation, depletion and amortization	327	2,079	142	245	113	2,906	11	2,917
Income tax provision (benefit)	61	345	60	676	89	1,231	(29)	1,202
Total	952	3,858	420	1,134	303	6,667	84	6,751

Other segment items
Equity in earnings of affiliates	—	(3)	—	(157)	(194)	(354)	9	(345)
Interest income	—	—	—	—	(2)	(2)	(60)	(62)
Interest and debt expense	—	—	—	—	—	—	223	223
Other**	361	5,443	333	274	99	6,510	228	6,738
Total	361	5,440	333	117	(97)	6,154	400	6,554

Net income (loss)	$130	1,240	188	327	309	2,194	(468)	1,726
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $1.5 billion, $0.1 billion and $0.1 billion, respectively.

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

Other Segment Disclosures

Three Months Ended September 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$3	127	—	2,163	4,820	7,113	1,624	8,737
Total assets	19,736	64,387	9,801	10,405	8,052	112,381	10,091	122,472
Capital expenditures and investments	753	1,571	152	293	70	2,839	27	2,866

23	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents

Nine Months Ended September 30, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$5,178	37,351	5,477	6,467	1,805	56,278	53	56,331
Intersegment eliminations	—	(12)	(1,935)	—	—	(1,947)	(27)	(1,974)
Consolidated sales and other operating revenues#	5,178	37,339	3,542	6,467	1,805	54,331	26	54,357

Significant segment expenses*
Production and operating expenses	1,497	3,864	682	802	263	7,108	39	7,147
Depreciation, depletion and amortization	1,051	6,353	437	712	314	8,867	27	8,894
Income tax provision (benefit)	383	1,768	196	3,059	237	5,643	(331)	5,312
Total	2,931	11,985	1,315	4,573	814	21,618	(265)	21,353

Other segment items
Equity in earnings of affiliates	—	—	—	(196)	(697)	(893)	(41)	(934)
Interest income	—	—	—	—	—	—	(293)	(293)
Interest and debt expense	—	—	—	—	—	—	522	522
Other**	1,008	18,906	1,643	1,117	476	23,150	444	23,594
Total	1,008	18,906	1,643	921	(221)	22,257	632	22,889

Net income (loss)	$1,239	6,448	584	973	1,212	10,456	(341)	10,115
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $3.7 billion, $0.5 billion and $1.1 billion, respectively.

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
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate

Other Segment Disclosures

Nine Months Ended September 30, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$3	1	—	2,563	4,930	7,497	1,745	9,242
Total assets	22,188	60,187	9,633	11,453	8,397	111,858	14,215	126,073
Capital expenditures and investments	2,797	4,844	365	729	270	9,005	100	9,105

ConocoPhillips 2026 Q3 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents

Nine Months Ended September 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$4,368	32,055	4,280	4,918	1,410	47,031	56	47,087
Intersegment eliminations	—	(6)	(1,506)	—	—	(1,512)	(23)	(1,535)
Consolidated sales and other operating revenues#	4,368	32,049	2,774	4,918	1,410	45,519	33	45,552

Significant segment expenses*
Production and operating expenses	1,616	4,399	635	669	251	7,570	140	7,710
Depreciation, depletion and amortization	1,043	5,986	416	662	350	8,457	44	8,501
Income tax provision (benefit)	247	1,175	191	2,191	220	4,024	(159)	3,865
Total	2,906	11,560	1,242	3,522	821	20,051	25	20,076

Other segment items
Equity in earnings of affiliates	—	(11)	—	(445)	(585)	(1,041)	(11)	(1,052)
Interest income	—	—	—	—	(6)	(6)	(199)	(205)
Interest and debt expense	—	—	—	—	—	—	660	660
Other**	870	16,071	939	858	230	18,968	559	19,527
Total	870	16,060	939	413	(361)	17,921	1,009	18,930

Net income (loss)	$592	4,429	593	983	950	7,547	(1,001)	6,546
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $4.2 billion, $0.5 billion and $0.5 billion, respectively.

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
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate

Other Segment Disclosures

Nine Months Ended September 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$3	127	—	2,163	4,820	7,113	1,624	8,737
Total assets	19,736	64,387	9,801	10,405	8,052	112,381	10,091	122,472
Capital expenditures and investments	2,785	5,089	461	923	188	9,446	84	9,530

25	ConocoPhillips 2026 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Consolidated sales and other operating revenues
Crude oil	$12,959	10,010	37,488	30,371
Natural gas	2,925	2,020	6,578	6,782
Natural gas liquids	1,254	886	3,293	2,879
Other*	2,297	2,115	6,998	5,520
Total	$19,435	15,031	54,357	45,552
*Includes bitumen, power and LNG.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenue from physical contracts meeting the definition of a derivative outside the scope of ASC Topic 606
Crude oil	$171	101	459	258
Natural gas	1,678	1,231	4,028	3,994
Power	385	426	894	921
Total	$2,234	1,758	5,381	5,173

Sales and other operating revenues by geographic location*	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

U.S.	$14,943	11,887	42,310	36,136
International	4,492	3,144	12,047	9,416
Worldwide consolidated	$19,435	15,031	54,357	45,552
*Sales and other operating revenues are attributable to countries based on the location of the selling operation.

ConocoPhillips 2026 Q3 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended September 30, 2026, and September 30, 2025, was 33.1 percent and 41.0 percent, respectively. The change in the effective tax rate for the three-month period ended September 30, 2026, is primarily due to a shift in our mix of income among taxing jurisdictions and the release of unrecognized tax benefits in the current quarter, as described below.

Our effective tax rate for the nine-month periods ended September 30, 2026, and September 30, 2025, was 34.4 percent and 37.1 percent, respectively. The change in the effective tax rate for the nine-month period ended September 30, 2026, is primarily due to a shift in our mix of income among taxing jurisdictions and the release of unrecognized benefits in the current quarter, partly offset by a change to our valuation allowance in the prior year, both described below.

For the three-month period ended September 30, 2026, we recognized a benefit of $101 million from the release of unrecognized tax benefits due to the expiration of applicable statutes of limitations in certain jurisdictions.

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

27	ConocoPhillips 2026 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 15 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at September 30, 2026, we employed approximately 9,600 people worldwide and had total assets of $126 billion.

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

Geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, have increased volatility in global energy markets and may elevate risks to regional operations, infrastructure and shipping routes. We have investments in LNG facilities in Qatar, including one producing asset and two projects under construction. Our investments have not been physically damaged. While production remained constrained through the third quarter of 2026, we have not identified indicators of impairment for our investments in the region as of September 30, 2026. However, further escalation could adversely affect operations, LNG transportation and construction and have broader supply chain impacts. Production from our Qatar investments was approximately four percent of total company production volumes in 2025. The company continues to monitor developments and prioritize the safety of personnel and the integrity of our operations. See Note 6.

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

ConocoPhillips 2026 Q3 10-Q	28

Management’s Discussion and Analysis	Table of Contents

In the third quarter of 2025, we announced a total disposition target of $5 billion by year-end 2026. In the third quarter of 2026, we sold our interests in certain noncore assets in the Lower 48 segment for approximately $1.7 billion after customary adjustments. As a result of these transactions, coupled with our 2025 dispositions, we achieved the $5 billion disposition target. See Note 3.

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

In October 2026, we notified employees, partners and regulators that we are evaluating a potential sale of our Norway business and Teesside asset after receiving an unsolicited offer. This evaluation is consistent with our disciplined strategy to optimize and high-grade our portfolio. If we do not receive an offer that meets our expectations for value, we will retain the assets. Production from these assets was approximately five percent of total company production volumes in 2025.

Operationally, we remain focused on safely executing the business while also progressing key strategic initiatives.
In September 2026, we reached first production from Surmont Pad 104W-B in Canada, ahead of schedule. During the quarter, we also entered into a commercial LNG agreement, expanding our commercial offtake from 12.2 MTPA to 13.2 MTPA.

Production was 2,302 MBOED in the third quarter of 2026, a decrease of 97 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, third-quarter 2026 production decreased by 40 MBOED or two percent from the same period a year ago.

During the third quarter of 2026, we generated $7.2 billion of cash provided by operating activities. We returned $3.4 billion to shareholders, consisting of $2.4 billion through share repurchases and $1.0 billion through our ordinary dividend. We ended the quarter with cash, cash equivalents and restricted cash and short-term investments totaling $10.4 billion and long-term investments in debt securities of $1.1 billion.

Also in the third quarter of 2026, we reinvested $3.1 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment.

In November 2026, we declared an increase to our quarterly ordinary dividend from $0.84 per share to $0.93 per share, representing an 11 percent increase.
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

Our earnings and operating cash flows generally correlate with price levels for crude oil and natural gas, which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Brent crude oil and U.S. Henry Hub natural gas:

29	ConocoPhillips 2026 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
The following table presents average prices for the third quarter of 2026 compared to the third quarter of 2025.

	Three Months Ended September 30
Industry Prices	2026	2025	Change
Brent ($ per BBL)	97.00	69.07	40%
WTI ($ per BBL)	85.79	64.93	32%
Henry Hub ($ per MMBTU)	2.96	3.07	(4)%

Average Realized Prices
Crude ($ per BBL)	88.80	66.13	34%
Bitumen ($ per BBL)	57.58	41.58	38%
Gas ($ per MCF)	5.70	4.28	33%
Total ($ per BOE)	61.40	46.44	32%

Oil and bitumen prices were higher in the third quarter of 2026 compared with the same period of 2025 as Middle East supply disruptions that began in the first quarter of 2026 persisted through the third quarter.

U.S. Henry Hub prices were slightly lower relative to the same period of 2025 as rising domestic production contributed to a well-supplied market. The risk of volatility in regional markers remains throughout 2026.

Total realized prices were higher in the third quarter of 2026 compared with the same period of 2025 primarily driven by higher industry prices for oil.

ConocoPhillips 2026 Q3 10-Q	30

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
•Reported third-quarter 2026 earnings per share of $3.34;
•Generated cash provided by operating activities of $7.2 billion;
•Distributed $3.4 billion to shareholders, consisting of $2.4 billion through share repurchases and $1.0 billion through the ordinary dividend;
•Raised quarterly ordinary dividend by 11% to $0.93 per share, consistent with top-quartile S&P 500 growth objective;
•Delivered total company and Lower 48 production of 2,302 MBOED and 1,517 MBOED, respectively;
•Advanced Willow critical path items with module fabrication scope over 75% complete; on track for first oil in early 2029;
•Realized record Permian completion efficiency with 15% more pumping hours than prior year average;
•Achieved first production ahead of schedule and under budget at Surmont Pad 104W-B in Canada;
•Expanded commercial LNG offtake portfolio to 13 MTPA;
•Ended the quarter with cash, cash equivalents and restricted cash and short-term investments of $10.4 billion and long-term investments of $1.1 billion.

Outlook
Fourth-quarter 2026 production is expected to be 2.32 to 2.36 MMBOED.

Full-year 2026 capital expenditures and DD&A guidance is unchanged.

31	ConocoPhillips 2026 Q3 10-Q

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and nine-month periods ended September 30, 2026, is based on a comparison with the corresponding period of 2025.
Consolidated Results

Summary Operating Statistics

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Average Net Production
Crude oil (MBD)
Consolidated operations	1,102	1,133	1,098	1,144
Equity affiliates	7	13	7	12
Total crude oil	1,109	1,146	1,105	1,156

Natural gas liquids (MBD)
Consolidated operations	435	428	421	413
Equity affiliates	4	8	4	7
Total natural gas liquids	439	436	425	420

Bitumen (MBD)	95	123	109	137

Natural gas (MMCFD)
Consolidated operations	2,951	2,941	2,873	2,879
Equity affiliates	1,009	1,226	1,013	1,202
Total natural gas	3,959	4,167	3,886	4,081

Total Production (MBOED)	2,302	2,399	2,286	2,393
Total Production (MMBOE)	212	221	624	653

	Dollars Per Unit
Average Realized Prices
Crude oil (per BBL)
Consolidated operations	$88.93	66.12	87.46	67.31
Equity affiliates	68.31	67.56	68.40	69.85
Total crude oil	88.80	66.13	87.35	67.34

Natural gas liquids (per BBL)
Consolidated operations	25.23	18.71	23.31	21.24
Equity affiliates	21.48	44.39	37.39	48.42
Total natural gas liquids	25.19	19.20	23.45	21.74

Bitumen (per BBL)	57.58	41.58	56.25	42.07

Natural gas (per MCF)
Consolidated operations	4.82	3.11	3.28	3.61
Equity affiliates	7.73	7.00	6.51	7.16
Total natural gas	$5.70	4.28	4.20	4.69

ConocoPhillips 2026 Q3 10-Q	32

Results of Operations	Table of Contents

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$43	51	171	164
Leasehold impairment	17	20	60	56
Dry hole	—	—	13	49
Total exploration expenses	$60	71	244	269

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ended September 30, 2026, our operations were producing in the U.S., Australia, Canada, China, Equatorial Guinea, Libya, Malaysia, Norway and Qatar.
Total production in the third quarter of 2026 was 2,302 MBOED, a decrease of 97 MBOED or four percent from the same period a year ago. Total production in the nine-month period ended September 30, 2026, was 2,286 MBOED, a decrease of 107 MBOED or four percent from the same period a year ago. Production decreases were primarily driven by normal field decline.
Production decreases were partly offset by new wells online in the Lower 48, Canada, Alaska, China, Australia and Libya.
After adjusting for impacts from closed acquisitions and dispositions, third-quarter 2026 production decreased by 40 MBOED or two percent from the same period a year ago. After adjusting for closed acquisitions and dispositions, production in the nine-month period ended September 30, 2026, decreased by 49 MBOED or two percent.

33	ConocoPhillips 2026 Q3 10-Q

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 1. Financial Statements.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Sales and other operating revenues	$19,435	15,031	54,357	45,552
Purchased commodities	7,423	5,857	20,418	17,130
Production and operating expenses	2,440	2,632	7,147	7,710
Depreciation, depletion and amortization	3,005	2,917	8,894	8,501
Taxes other than income taxes	648	525	2,048	1,648
Sales and other operating revenues for the three- and nine-month periods ended September 30, 2026, increased $4,404 million and $8,805 million, respectively. Increases for the three- and nine-month periods include higher realized prices of $3,178 million and $6,700 million, respectively. For the three- and nine-month periods, these increases were partly offset by lower produced volumes of $281 million and $1,126 million, respectively.
Purchased commodities for the three- and nine-month periods ended September 30, 2026, increased $1,566 million and $3,288 million, respectively. Increases in the third quarter were primarily due to higher crude and gas prices and volumes. Increases in the nine-month period ended September 30, 2026, were primarily due to higher crude prices and volumes and higher gas volumes, partly offset by lower gas prices.
Production and operating expenses for the three- and nine-month periods ended September 30, 2026, decreased $192 million and $563 million, respectively, primarily due to increased efficiencies.

DD&A for the three- and nine-month periods ended September 30, 2026, increased $88 million and $393 million, respectively, primarily due to higher DD&A rates, driven by higher net book values from the finalized allocations of our Marathon Oil purchase price to specific assets and lower proved developed reserves as of December 31, 2025.

ConocoPhillips 2026 Q3 10-Q	34

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and nine-month periods ended September 30, 2026, is based on a comparison with the corresponding period of 2025 and is shown after-tax.

A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Alaska	$423	130	1,239	592
Lower 48	2,461	1,240	6,448	4,429
Canada	179	188	584	593
Europe, Middle East and North Africa	362	327	973	983
Asia Pacific	528	309	1,212	950
Segment Totals	3,953	2,194	10,456	7,547
Corporate and Other	48	(468)	(341)	(1,001)
Net income (loss)	$4,001	1,726	10,115	6,546
For further discussion of segment results, see the following pages.

35	ConocoPhillips 2026 Q3 10-Q

Results of Operations	Table of Contents
Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,782	1,443	5,178	4,368
Production and operating expenses	500	564	1,497	1,616
Depreciation, depletion and amortization	353	327	1,051	1,043
Taxes other than income taxes	166	126	496	314

Net income (loss) ($MM)	$423	130	1,239	592

Average Net Production
Crude oil (MBD)	170	164	172	177
Natural gas liquids (MBD)	12	12	14	14
Natural gas (MMCFD)	15	36	18	44
Total Production (MBOED)	185	182	188	198
Total Production (MMBOE)	17	17	51	54

Average Realized Prices
Crude oil ($ per BBL)	$96.52	72.72	95.17	73.50
Natural gas ($ per MCF)	2.30	3.86	3.13	3.85
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of September 30, 2026, Alaska contributed 11 percent of our consolidated liquids production and one percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $423 million and $1,239 million in the three- and nine-month periods ended September 30, 2026, respectively, compared with earnings of $130 million and $592 million for the same periods of 2025.

Earnings in the third quarter of 2026 included higher sales revenues resulting from higher realized prices of $302 million and higher produced volumes of $25 million.

Earnings in the nine-month period ended September 30, 2026, included higher sales revenues resulting from higher realized prices of $838 million. This increase was partly offset by lower produced volumes of $98 million. Other decreases to earnings include higher taxes other than income taxes of $139 million primarily driven by the absence of an impact from the settlement of a contingent matter, higher property taxes and higher production taxes driven by higher prices.

Production
Average production increased three MBOED and decreased 10 MBOED in the three- and nine-month periods ended September 30, 2026, respectively. Production in the three-month period increased due to improved base performance and new wells online, partly offset by normal field decline.

Production in the nine-month period decreased due to normal field decline, partly offset by improved base performance and new wells online.

Coyote Expansion Pad First Production
In August 2026, the Coyote expansion pad project in the Greater Kuparuk area achieved first production.

ConocoPhillips 2026 Q3 10-Q	36

Results of Operations	Table of Contents
Lower 48

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$13,231	10,538	37,339	32,049
Production and operating expenses	1,335	1,434	3,864	4,399
Depreciation, depletion and amortization	2,155	2,079	6,353	5,986
Taxes other than income taxes	415	353	1,322	1,178

Net income (loss) ($MM)	$2,461	1,240	6,448	4,429

Average Net Production
Crude oil (MBD)	738	761	734	759
Natural gas liquids (MBD)	407	401	392	385
Natural gas (MMCFD)	2,238	2,198	2,144	2,142
Total Production (MBOED)	1,517	1,528	1,483	1,501
Total Production (MMBOE)	140	141	405	410

Average Realized Prices
Crude oil ($ per BBL)	$85.63	63.71	84.31	64.96
Natural gas liquids ($ per BBL)	25.35	18.81	23.25	21.26
Natural gas ($ per MCF)	2.05	1.62	0.62	1.95
The Lower 48 segment consists of operations located in the U.S. Lower 48 states and commercial operations. As of September 30, 2026, the Lower 48 contributed 69 percent of our consolidated liquids production and 75 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $2,461 million and $6,448 million in the three- and nine-month periods ended September 30, 2026, respectively, compared with earnings of $1,240 million and $4,429 million for the same periods of 2025.
Earnings in the third quarter of 2026 included higher sales revenues resulting from higher realized prices of $1,822 million. Additional increases to earnings include lower production and operating expenses of $78 million primarily driven by efficiencies. Decreases to earnings include lower volumes of $94 million. Additional decreases to earnings include higher DD&A of $60 million, primarily driven by higher rates, due to higher net book values from the finalized allocations of our Marathon Oil purchase price to specific assets and lower proved developed reserves as of December 31, 2025.

Earnings in the nine-month period ended September 30, 2026, included higher sales revenues resulting from higher realized crude and NGL prices of $3,211 million. Additional increases to earnings include lower production and operating expenses of $420 million, primarily driven by efficiencies. Decreases to earnings include lower gas prices of $611 million driven by lower gas realizations and lower volumes of $315 million. Additional decreases to earnings include higher DD&A of $288 million, primarily driven by higher rates, due to higher net book values from the finalized allocations of our Marathon Oil purchase price to specific assets and lower proved developed reserves as of December 31, 2025, and the absence of a gain on a disposition of $242 million.
Production
Average production decreased 11 MBOED and 18 MBOED in the three- and nine-month periods ended September 30, 2026, respectively. Decreases to production were primarily driven by asset dispositions. Production contributed by new wells brought online from our development programs more than offset normal field decline across the Lower 48 segment.

37	ConocoPhillips 2026 Q3 10-Q

Results of Operations	Table of Contents
Assets Sold
In the third quarter of 2026, we sold our interests in certain noncore assets in the Lower 48 segment for net proceeds of $1.7 billion. Production from these assets averaged approximately 24 MBOED in 2025. See Note 3.

ConocoPhillips 2026 Q3 10-Q	38

Results of Operations	Table of Contents
Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,221	941	3,542	2,774
Production and operating expenses	203	218	682	635
Depreciation, depletion and amortization	152	142	437	416
Taxes other than income taxes	6	7	23	21

Net income (loss) ($MM)	$179	188	584	593

Average Net Production
Crude oil (MBD)	20	17	16	18
Natural gas liquids (MBD)	8	7	7	6
Bitumen (MBD)	95	123	109	137
Natural gas (MMCFD)	150	134	133	123
Total Production (MBOED)	147	169	154	182
Total Production (MMBOE)	14	16	42	50

Average Realized Prices
Crude oil ($ per BBL)	$76.54	55.80	74.91	57.73
Natural gas liquids ($ per BBL)	31.20	20.98	30.30	23.09
Bitumen ($ per BBL)	57.58	41.58	56.25	42.07
Natural gas ($ per MCF)*	1.01	0.37	1.16	0.78
*Average realized prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. As of September 30, 2026, Canada contributed eight percent of our consolidated liquids production and five percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $179 million and $584 million in the three- and nine-month periods ended September 30, 2026, respectively, compared with earnings of $188 million and $593 million for the same periods of 2025.

Earnings in the third quarter of 2026 included higher sales revenues resulting from higher realized prices of $142 million. This increase was partly offset by lower volumes of $65 million and the timing of sales.

Earnings in the nine-month period ended September 30, 2026, included higher sales revenues resulting from higher realized prices of $393 million and the timing of sales. This increase was offset by lower volumes of $258 million and pending claims of $121 million. Additional decreases to earnings included lower other income of $56 million primarily from a change in the fair value measurement associated with the Surmont contingent consideration arrangement. See Note 10.
Production
Average production decreased 22 MBOED and 28 MBOED in the three- and nine-month periods ended September 30, 2026, respectively. Decreases to production resulted from higher variable royalties in Surmont following a post-payout event in 2025 and a rate increase due to higher prices, as well as normal field decline. The Surmont royalties are based on a sliding scale ranging from 25 percent to 40 percent, calculated under the oil sands royalty regime as a percentage of gross revenue, net of allowable deductions post-payout, indexed to WTI prices between $55 CAD and $120 CAD.
Production decreases were partly offset by new wells online in the Montney area.

Surmont Pad 104W-B First Production
In September 2026, we reached first production from Surmont Pad 104W-B in Canada.

39	ConocoPhillips 2026 Q3 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$2,564	1,578	6,467	4,918
Production and operating expenses	275	213	802	669
Depreciation, depletion and amortization	232	245	712	662
Taxes other than income taxes	15	11	45	33

Net income (loss) ($MM)	$362	327	973	983

Consolidated Operations
Average Net Production
Crude oil (MBD)	122	134	122	130
Natural gas liquids (MBD)	8	8	8	8
Natural gas (MMCFD)	499	506	512	508
Total Production (MBOED)	213	227	215	223
Total Production (MMBOE)	20	21	59	61

Average Realized Prices
Crude oil ($ per BBL)	$97.25	69.46	93.33	70.76
Natural gas liquids ($ per BBL)	8.52	10.09	20.45	19.13
Natural gas ($ per MCF)	18.22	10.31	14.74	11.35
Production and realized prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya, Equatorial Guinea, Syria and commercial and terminalling operations in the U.K. As of September 30, 2026, our Europe, Middle East and North Africa operations contributed eight percent of our consolidated liquids production and 18 percent of our consolidated natural gas production.
Net Income (Loss)
Europe, Middle East and North Africa reported earnings of $362 million and $973 million in the three- and nine-month periods ended September 30, 2026, respectively, compared with earnings of $327 million and $983 million for the same periods of 2025.
Earnings in the third quarter of 2026 included higher sales revenues resulting from higher realized prices of $146 million. Decreases to earnings included lower earnings from equity affiliates of $22 million, primarily driven by lower volumes, and tax impacts of $109 million due to a shift in our mix of income among taxing jurisdictions.
Decreases to earnings in the nine-month period ended September 30, 2026, included tax impacts of $218 million due to a shift in our mix of income among taxing jurisdictions, lower earnings from equity affiliates of $60 million, primarily driven by lower volumes, and lower volumes of $34 million. The decreases were partly offset by higher realized prices of $296 million.
Consolidated Production
Average consolidated production decreased 14 MBOED and eight MBOED in the three- and nine-month periods ended September 30, 2026, respectively. Decreases to production were primarily driven by normal field decline.

Production decreases were partly offset by new wells online in Libya and improved performance in Equatorial Guinea and Norway.

ConocoPhillips 2026 Q3 10-Q	40

Results of Operations	Table of Contents
Qatar
We have investments in LNG facilities in Qatar, including one producing asset and two projects under construction. Our investments have not been physically damaged. While production remained constrained through the third quarter of 2026, we have not identified indicators of impairment for our investments in the region as of September 30, 2026. However, further escalation could adversely affect operations, LNG transportation and construction and have broader supply chain impacts. The company continues to monitor developments and prioritize the safety of personnel and the integrity of our operations. See Note 6.
Recent and Pending Transactions
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

41	ConocoPhillips 2026 Q3 10-Q

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$630	515	1,805	1,410
Production and operating expenses	96	101	263	251
Depreciation, depletion and amortization	104	113	314	350
Taxes other than income taxes	35	15	125	47

Net income (loss) ($MM)	$528	309	1,212	950

Consolidated Operations
Average Net Production
Crude oil (MBD)	53	57	56	60
Natural gas (MMCFD)	49	67	66	62
Total Production (MBOED)	61	68	67	70
Total Production (MMBOE)	6	6	18	19

Average Realized Prices
Crude oil ($ per BBL)	$92.64	71.72	94.61	72.51
Natural gas ($ per MCF)	4.03	3.60	3.51	3.66
Production and realized prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of September 30, 2026, Asia Pacific contributed three percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $528 million and $1,212 million in the three- and nine-month periods ended September 30, 2026, respectively, compared with earnings of $309 million and $950 million for the same periods of 2025.

Earnings in the third quarter of 2026 included higher sales revenues resulting from higher realized prices of $92 million partly offset by lower volumes of $29 million. Additional increases to earnings include higher earnings from equity affiliates of $153 million, primarily due to higher LNG marker prices and higher volumes.

Earnings in the nine-month period ended September 30, 2026, included higher sales revenues resulting from higher realized prices of $280 million partly offset by lower volumes of $63 million. Additional increases to earnings include higher earnings from equity affiliates of $94 million, primarily due to higher volumes. Decreases to earnings included higher taxes other than income taxes of $65 million due to higher crude prices.
Consolidated Production
Average consolidated production decreased seven MBOED and three MBOED in the three- and nine-month periods ended September 30, 2026, respectively. Decreases to production were primarily due to normal field decline.
These production decreases were partly offset by Bohai Bay development activity in China.

ConocoPhillips 2026 Q3 10-Q	42

Results of Operations	Table of Contents

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net income (loss)
Net interest expense	$(34)	(152)	(196)	(402)
Corporate G&A expenses	(83)	(163)	(290)	(420)
Technology	(17)	(88)	(42)	(128)
Other income (expense)	182	(65)	187	(51)
	$48	(468)	(341)	(1,001)
Net interest expense consists of interest and debt expense, net of interest income and capitalized interest. Net interest expense decreased in the three- and nine-month periods ended September 30, 2026, due to higher interest income and higher capitalized interest.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses decreased in the three- and nine-month periods ended September 30, 2026, primarily due to the absence of transaction and integration expenses associated with our acquisition of Marathon Oil.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG.
Other income (expense) or “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains or losses on early retirement of debt, holding gains or losses on equity securities, certain tax impacts and pension settlement expense. Earnings in "Other" increased in the third quarter of 2026 primarily due to a consolidating tax adjustment and the release of unrecognized tax benefits in the current quarter. See Note 19.

43	ConocoPhillips 2026 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	September 30 2026	December 31 2025
Cash and cash equivalents	$7,765	6,497
Short-term investments	2,164	484
Short-term debt	878	1,020
Total debt	23,262	23,444
Total equity	65,991	64,487
Percent of total debt to capital*	26%	27
Percent of floating-rate debt to total debt	1%	1
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. During the first nine months of 2026, the primary uses of our available cash were $9.1 billion to support our ongoing capital expenditures and investments program, $5.4 billion to repurchase common stock, $3.1 billion to pay the ordinary dividend and $1.7 billion of net purchases of investments, partly offset by proceeds from asset sales of $1.8 billion.
At September 30, 2026, we had total liquidity of $15.4 billion, comprised of cash and cash equivalents of $7.8 billion, short-term investments of $2.2 billion and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.1 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, capital return program and required debt payments.
Significant Changes in Capital
Operating Activities
Cash provided by operating activities totaled $18.9 billion for the first nine months of 2026 compared with $15.5 billion for the corresponding period of 2025. The increase resulted from higher commodity prices, partly offset by working capital timing and lower volumes.
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

ConocoPhillips 2026 Q3 10-Q	44

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first nine months of 2026, we invested $9.1 billion in capital expenditures and investments. See the “Capital Expenditures and Investments” section.

Proceeds from asset sales were $1.8 billion and $1.6 billion for the first nine months of 2026 and 2025, respectively, primarily reflecting sales of noncore assets in our Lower 48 segment. See Note 3.

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
Investing activities in the first nine months of 2026 included net purchases of $1,677 million of investments. We had net purchases of $1,311 million of short-term investments and net purchases of $366 million of long-term investments. See Note 13.
Financing Activities
On July 1, 2026, we completed a $600 million remarketing of sub-series 2017D bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds Series 2017. The bonds are subject to an interest rate of 3.0% and a mandatory tender date of July 2, 2029. Subsequent to the mandatory tender date, we have the right to remarket these bonds at any time up to the 2037 maturity date. See Note 4.

In the first quarter of 2026, we retired $67 million principal amount of our 6.875% Debentures at maturity.

We have a revolving credit facility totaling $5.5 billion with a maturity date of February 2030. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2026.

Our debt balance at September 30, 2026, was $23.3 billion compared with $23.4 billion at December 31, 2025. The current portion of debt, including future payments for finance leases, is $0.9 billion at September 30, 2026. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
There were no credit rating actions during the three-month period ended September 30, 2026. The current long-term debt credit ratings are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: “A2” with a “stable” outlook

See Note 4 for additional information on debt.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At September 30, 2026, and December 31, 2025, we had direct bank letters of credit of $302 million and $331 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.

45	ConocoPhillips 2026 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
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

In the first nine months of 2026, we paid ordinary dividends of $2.52 per share, and in the first nine months of 2025, we paid ordinary dividends of $2.34 per share.

In November 2026, we declared an increase to our quarterly ordinary dividend from $0.84 per share to $0.93 per share, representing an 11 percent increase. The dividend is payable on December 1, 2026, to shareholders of record on November 16, 2026.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. Share repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of September 30, 2026, share repurchases since the inception of our current program totaled 531.7 million shares and $44.7 billion. In the nine months ended September 30, 2026, we repurchased 45.6 million shares for a cost of $5.4 billion.

In 2026, we increased future contractual purchase obligations related to long-term LNG offtake contracts and vessels, as well as certain other capacity obligations, by approximately $9 billion.
Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended September 30
	2026	2025
Alaska	$2,797	2,785
Lower 48	4,844	5,089
Canada	365	461
Europe, Middle East and North Africa	729	923
Asia Pacific	270	188
Segment Totals	9,005	9,446
Corporate and Other	100	84
Capital expenditures and investments	$9,105	9,530
During the first nine months of 2026, capital expenditures and investments supported key operating activities and acquisitions, primarily:
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

ConocoPhillips 2026 Q3 10-Q	46

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Nine Months Ended September 30, 2026
Revenues and Other Income	$39,795
Income (loss) before income taxes*	9,669
Net income (loss)	10,115
*Includes approximately $13.6 billion of expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	September 30 2026	December 31 2025
Current Assets	$11,286	8,206
Amounts due from Non-Obligated Subsidiaries, current	1,457	855
Noncurrent Assets	108,798	130,320
Amounts due from Non-Obligated Subsidiaries, noncurrent	10,496	11,231
Current Liabilities	5,485	4,947
Amounts due to Non-Obligated Subsidiaries, current	1,549	1,244
Noncurrent Liabilities	54,339	74,824
Amounts due to Non-Obligated Subsidiaries, noncurrent	32,557	52,813
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business, including environmental obligations and climate-related risks. See Note 8. For more discussion, please see the "Contingencies" section in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report on Form 10-K.

47	ConocoPhillips 2026 Q3 10-Q

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

ConocoPhillips 2026 Q3 10-Q	48

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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2026 does not differ materially from that discussed under Item 7A in our 2025 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At September 30, 2026, with the participation of our management, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Senior Vice President, Digital and Transformation (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Senior Vice President, Digital and Transformation concluded our disclosure controls and procedures were operating effectively at September 30, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

49	ConocoPhillips 2026 Q3 10-Q

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended September 30, 2026. See Note 8 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2026	5,887,920	$112.09	5,887,920	$22,044
August 1 - 31, 2026	5,408,034	125.96	5,408,034	21,362
September 1 - 30, 2026	7,997,976	132.39	7,997,976	20,304
	19,293,930		19,293,930
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. As of September 30, 2026, we had repurchased $44.7 billion of common stock since 2016. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2025 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended September 30, 2026, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ConocoPhillips 2026 Q3 10-Q	50

Item 6.     Exhibits

10.1*	Form of 2026 Retention Award Agreement, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.

22	Subsidiary Guarantors of Guaranteed Securities (incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of ConocoPhillips filed on April 30, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

51	ConocoPhillips 2026 Q3 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Greig Patterson
Greig Patterson
Vice President, Finance and Controller

November 5, 2026

ConocoPhillips 2026 Q3 10-Q	52